Form 10-Q
period 2014-09-30
AMERICAN DOCTORS ONLINE, INC.
filed 2014-11-03
CIK 1164191

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

     (Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to __________________

Commission File Number: 000-55250

AMERICAN DOCTORS ONLINE, INC.
(Exact name of registrant as specified in its charger)

Delaware	06-1558586
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

200 Mill Road, Ste 350A
Fairhaven, MA.	02719
(Address of principal executive offices)	(Zip Code)

(866) 539-7379
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐   No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐   No  ☑

The number of shares outstanding of the registrant's $0.01 par value Common Stock as of October 31, 2014, was 12,172,408 shares.

AMERICAN DOCTORS ONLINE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$4,827	$96,782
Accounts receivable	110,311	115,917
Prepaid assets	—	12,500
Total current assets	115,138	225,199
Patents Pending	117,786	102,128
Patents, net of accumulated amortization of $37,159 (2014) and $33,290 (2013)	48,838	52,707
Furniture, fixtures and equipment, net of accumulated depreciation of $182,146 (2014) and $168,139 (2013)	24,252	38,257
Total assets	$306,014	$418,291

LIABILITIES AND DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$534,698	$308,944
Accounts payable and accrued expenses, related parties	255,161	21,610
Series B convertible preferred stock obligation	179,667	—
Total current liabilities	969,526	330,554
Convertible notes payable, stockholder	104,055	104,055
Total liabilities	1,073,581	434,609

Commitment and Contingencies (Note 9)

Deficit:
Preferred stock, $0.01 par value; 15,000,000 shares authorized, Series A Convertible Preferred Stock, $0.01 par value, 3,500,000 shares authorized; 3,500,000 shares issued and outstanding	35,000	35,000
Common stock, $0.01 par value; 100,000,000 shares authorized; 12,172,408 (2014) and 11,261,175 (2013) shares issued and outstanding	121,723	112,611
Deferred compensation	(21,699)	(216,981)
Additional paid-in capital	17,376,266	16,842,107
Accumulated deficit	(15,855,070)	(14,333,703)
Total company stockholders' equity	1,656,220	2,439,034

Less noncontrolling interest	(2,423,787)	(2,455,352)

Total deficit	(767,567)	(16,318)

Total liabilities and deficit	$306,014	$418,291

F-1

AMERICAN DOCTORS ONLINE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013

Fee revenue, net	$128,826	$109,635	$375,604	$305,650

Operating expenses:
Salaries and management fees (including stock compensation expenses of $94,311 and $282,935 for the three and nine months in 2014, respectively, and $3,528,039 and $3,843,852 for the three and nine months in 2013, respectively)	203,532	3,549,634	613,291	3,973,745
Rent and occupancy costs	20,050	10,383	62,482	20,573
Travel and entertainment	4,760	4,890	28,626	21,794
Professional and consulting fees (including stock compensation expense of $455,617 for the nine months ended September 30, 2014)	136,658	300,991	977,341	421,017
Insurance	13,968	11,334	44,168	38,319
Depreciation and amortization	5,797	6,944	17,877	22,333
Other general and administrative	11,474	27,614	68,735	54,467

Total operating expenses	396,239	3,911,790	1,812,520	4,552,248

Operating loss	(267,413)	(3,802,155)	(1,436,916)	(4,246,598)

Other Expense:
Interest expense	(38,127)	(630)	(49,037)	(1,386)
Interest expense, stockholder	(1,297)	—	(3,848)	(1,512)
Total other expense	(39,424)	(630)	(52,885)	(2,898)

Net loss	(306,837)	(3,802,785)	(1,489,801)	(4,249,496)
Less net income (loss) attributable to noncontrolling interest	15,387	(125,138)	31,566	321,887
Net loss attributable to American Doctors Online, Inc.	$(322,224)	$(3,677,647)	$(1,521,367)	$(4,571,383)

Basic and diluted loss attributable to American Doctors Online, Inc. common stockholders, per share	$(0.03)	$(0.36)	$(0.13)	$(0.59)

Weighted average number of common shares outstanding Basic and diluted	12,172,409	10,104,351	11,609,588	7,697,669

F-2

AMERICAN DOCTORS ONLINE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(1,489,801)	$(4,249,496)
Adjustments to reconcile net loss to net cash used in operating activities:
Non cash interest expense series B convertible preferred stock	44,917	—
Depreciation and amortization	17,877	22,333
Stock based compensation	738,552	3,843,852
Change in operating assets and liabilities:
Decrease (increase) in prepaid expenses	12,500	(25,000)
Decrease (increase) in accounts receivable	5,606	(35,236)
Increase in accounts payable and accrued expenses	346,250	197,181
Increase in accounts payable and accrued expenses, related parties	215,552	10,461
Net cash used in operating activities	(108,547)	(235,905)

Cash flows from investing activities:
Payment of patent pending costs	(15,658)	(6,396)

Net cash used in investing activities	(15,658)	(6,396)

Cash flows from financing activities:
Proceeds from sale of common stock	—	370,000
Proceeds from sale of Series B Preferred Stock	32,250	—
Proceeds from issuance of convertible notes, related party	—	105,055
Payments on convertible notes, related party	—	(1,000)
Net cash provided by financing activities	32,250	474,055

Net increase (decrease) in cash and cash equivalents	(91,955)	231,755
Cash and cash equivalents, beginning	96,782	9,114
Cash and cash equivalents, ending	$4,827	$240,869

Supplemental disclosure of cash flow information:
Cash paid for interest	$5,416	$1,386
Cash paid for income taxes	$—	$—

Schedule of Non-Cash Investing and Financing Activities:
Issuance of preferred stock for assignment of patents and patents pending	$—	$16,675
Issuance of common stock for accounts payable	$—	$52,245
Settlement of accrued expenses with issuance of preferred stock	$136,667	$—

F-3

AMERICAN DOCTORS ONLINE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

(UNAUDITED)

NOTE 1 - ORGANIZATION

BUSINESS

American Doctors Online, Inc. (the “Company” or “ADOL”) was formed in the State of Delaware on September 17, 1999. ADOL owns four U.S. patents and has three pending patent applications. These patents cover the essential core processes required for the delivery of telehealth and telemedicine services. The Company’s business model is to license to telehealth and/or telemedicine providers one or more of the Company’s patents pursuant to non-exclusive agreements with terms and conditions similar to other licensing agreements involving medical related Intellectual property. The Company believes its’ intellectual property includes the fundamental methodologies inherent to the provision of telehealth and/or telemedicine.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The accompanying condensed consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present the financial position, results of operations and cash flows for the stated periods have been made. Except as described below, these adjustments consist only of normal and recurring adjustments. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with a reading of the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2013 included in the Company’s Registration Statement on Form -10/A filed on October 6, 2014. Interim results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of future results for the full year.

ADOL receives fees pursuant to a Management Services and License Agreement with PhoneDOCTORx, LLC, (“PDRx”). PDRx, is a Massachusetts limited liability company, owned by five physicians, who collectively own over 70% of ADOL. Based on the common control and ownership of ADOL and PDRx, PDRx is considered a variable interest entity, of which ADOL is the primary beneficiary. Accordingly, these condensed consolidated financial statements include the accounts of PDRx. ADOL exerts no influence on, or has any involvement in the practice of medicine by PDRx’s clinical staff.

The condensed consolidated financial statements of the Company include the Company and PDRx. All material inter-company balances and transactions have been eliminated.

VARIABLE INTEREST ENTITY

The Company determined that it was the primary beneficiary of PDRx based primarily on qualitative factors. Specifically, PDRx was formed at the direction of the Company. PDRx is managed and effectively controlled, other than related to the provision of medical services, by the Company through common ownership, and a substantial portion of PDRx revenues accrue to the Company in the form of management fees. The carrying value of the assets and liabilities of PDRx included in the accompanying condensed consolidated balance sheets as of September 30, 2014 and December 31, 2013 are as follows:

4

	2014	2013
Cash	$4,260	$73,234
Accounts receivable	102,229	107,778
Total current assets	106,489	181,012
Property and equipment, net	1,002	1,523
Total assets	$107,491	$182,535

Accounts payable	$422,887	$176,567
Due to related party	24,800	24,800
Total current liabilities	$447,687	$201,367

EMERGING GROWTH COMPANY

We qualify as an “emerging growth company” under the 2012 JOBS Act. Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. As an emerging growth company, we can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reported period. Actual results could differ from those estimates. Significant estimates include the valuation of stock-based compensation, the allowance for doubtful accounts and impairment of patents.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original term of three months or less to be cash equivalents.

ACCOUNTS RECEIVABLE

Pursuant to licenses entered into by PDRx and their customers, the Company bills the customer monthly and records the corresponding accounts receivable due from its licensees. The Company extends credit of up to forty five (45) days from invoice date. The Company provides allowance for losses through a provision for losses charged to expenses. Receivables are charged against the allowance for losses when management believes collectability of the principal is unlikely. The allowance is an amount that management believes will be adequate to absorb estimated losses on existing receivables, based on evaluation of the collectability of the accounts and prior loss experience. While management uses the best information available to make its evaluations, this estimate is susceptible to significant change in the near term.

PATENTS

The Company capitalizes legal fees and filing costs associated with the development and filing of its patents. Patents are generally amortized over an estimated useful life of 17 years using the straight-line method beginning on the issue date. Amortization expense of $1,290 and $3,870 was recorded during the three and nine months ended September 30, 2014, respectively, compared to $1,250 and $3,618 for the three and nine months ended September 30, 2013, respectively.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost, and depreciation is provided by use of straight-line methods over the estimated useful lives of the assets. The estimated useful lives of property and equipment are as follows:

Office equipment and furniture	5 years
Computer hardware and software	3 years

The Company's property and equipment consisted of the following at September 30, 2014 and December 31, 2013:

	Cost		Accumulated Depreciation		Balance
	9/30/14	12/31/13	9/30/14	12/31/13	9/30/14	12/31/13
Furniture and Equipment	$191,596	$191,596	$(167,344)	$(153,339)	$24,252	$38,257
Software	14,800	14,800	(14,800)	(14,800)	—	—

Total	$206,396	$206,396	$(182,144)	$(168,139)	$24,252	$38,257

Depreciation expense of $4,507 and $14,005 was recorded for the three and nine months ended September 30, 2014, respectively, compared to $5,694 and $18,715 for the three and nine months ended September 30, 2013, respectively.

REVENUE RECOGNITION

The Company recognizes revenue in accordance with FASB ASC 605, Revenue Recognition. ASC 605 requires that four basic criteria are met (1) persuasive evidence of an arrangement exists, (2) delivery of products and services has occurred, (3) the fee is fixed or determinable and (4) collectability is reasonably assured.

The Company recognizes revenue during the period in which the licensed products are utilized. PDRx, through the sub-licensing of the ADOL patents, provides remote covering physician consultations via audio and/or video conferencing technologies. It provides Extended Care Facilities (“ECF”), ECF nurses, patients and their families’ confidential, real-time access to Board Certified physicians in non-urgent, urgent and emergent care settings through a state-of-the-art medical call center. PDRx through sub-licenses of ADOL’s patented telehealth / telemedicine technology provides medical services including face-to-face, real-time access to covering physicians, resulting in reduction of unnecessary and avoidable transfers and readmissions to the Emergency Department.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of the Company’s accounts receivable and accounts payable and accrued expenses approximate fair value due to their short term nature. The carrying value of convertible notes payable, stockholder approximates fair value because the terms are similar to prevailing market rates.

INCOME TAXES

The Company accounts for income taxes in accordance with ASC 740-10, Income Taxes. The Company recognizes deferred tax assets and liabilities to reflect the estimated future tax effects, calculated at the tax rate expected to be in effect at the time of realization. The Company records a valuation allowance related to a deferred tax asset when it is more likely than not that some portion of the deferred tax asset will not be realized. Deferred tax assets and liabilities are adjusted for the effects of the changes in tax laws and rates of the date of enactment.

ASC 740-10 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues. The Company classifies interest and penalties as a component of interest and other expenses. To date, the Company has not been assessed, nor has the Company paid, any interest or penalties.

The Company measures and records uncertain tax positions by establishing a threshold for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Only tax positions meeting the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized. The Company’s tax years subsequent to 2005 remain subject to examination by federal and state tax jurisdictions.

EARNINGS (LOSS) PER SHARE

The Company reports earnings (loss) per share in accordance with ASC 260, "Earnings per Share." Basic earnings (loss) per share is computed by dividing net income (loss), after deducting preferred stock dividends accumulated during the period, by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net loss by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. The following potentially dilutive securities for the nine months ended September 30, 2014 and 2013 were not included in the calculation of diluted loss per share because their impact was anti-dilutive.

	September 30,
	2014	2013
2007 Option Plan	515,000	515,000
2011 Option Plan	3,747,360	4,047,137
Class A Preferred Stock	7,000,000	—
Class B Preferred Stock	93,333	—
Convertible Notes	104,055	104,055
	11,459,748	4,666,192

ACCOUNTING FOR STOCK-BASED COMPENSATION

The Company accounts for stock based compensation in accordance with ASC 718, Compensation - Stock Compensation (“ASC 718”).  ASC 718 establishes accounting for stock-based awards exchanged for employee services.  Under the provisions of ASC 718, stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the employee’s requisite service period (generally the vesting period of the equity grant).  The fair value of our common stock options are estimated using the Black Scholes option-pricing model.

The Company estimates the fair value of stock options and warrants using the Black-Scholes option-pricing model, which was developed for use in estimating the fair value of options that have no vesting restrictions and are fully transferable. This model requires the input of subjective assumptions, including the expected price volatility of the underlying stock and the expected life of stock options. Projected data related to the expected volatility of stock options is based on the average volatility of the trading prices of comparable companies and the expected life of stock options is based upon the term and vesting schedules of the options. Changes in these subjective assumptions can materially affect the fair value of the estimate, and therefore the existing valuation models do not provide a precise measure of the fair value of our stock options and warrants. The expected dividend rate is zero as the Company does not expect to pay or declare any cash dividends on common stock. The risk-free rates for the expected terms of the stock options are based on the U.S. Treasury yield curve in effect at the time of the grant.

The Company accounts for stock awards issued to non-employees in accordance with ASC 505-50, Equity-Based Payments to Non-Employees. The measurement date is the earlier of (1) the date at which a commitment for performance by the counterparty to earn the equity instruments is reached, or (2) the date at which the counterparty's performance is complete.

The Company estimates the fair value of shares of common stock issued for services based on the price of shares of the Company’s common stock sold in contemporaneous private placements of offerings on the date shares are granted.

RECENT ACCOUNTING PRONOUNCEMENTS

Recent accounting pronouncements issued by the FASB and the SEC did not have, or are not believed by management to have, a material impact on the Company's present or future consolidated financial statements.

NOTE 3 – PATENTS

Patents as of September 30, 2014 consist of the following:

Gross carrying amount	$85,997
Accumulated amortization	(37,159)
Net carrying amount	$48,838

A reconciliation as September 30, 2014, of the net carrying amount of the Company’s Patent Rights is as follows:

Balance – December 31, 2013	$52,707
Amortization	(3,869)
Balance – September 30, 2014	$48,838

NOTE 4 – SALES CONCENTRATION AND CONCENTRATION OF CREDIT RISK

CASH

Financial   instruments   that   potentially   subject   the   Company to concentrations of credit risk consist principally of cash. The Company maintains cash balances at one financial institution, which is insured by the Federal Deposit Insurance Corporation (“FDIC”). The Company has not experienced any losses in such accounts.

Sales and Accounts Receivable

Following is a summary of customers who accounted for more than ten percent (10%) of the Company’s revenues for the three and nine months ended September 30, 2014 and 2013 and the accounts receivable balance as of September 30, 2014:

	2013		2014
Customer	Sales % Three Months Ended September 30,	Sales % Nine Months Ended September 30,	Sales % Three Months Ended September 30,	Sales % Nine Months Ended September 30,	Accounts Receivable Balance as of September 30, 2014
A	36.3%	30.7%	41.3%	38.6%	$32,634
B	35.1%	35.2%	33.5%	31.3%	$36,130
C	13.2%	22.8%	—	—	$8,082
D	12.4%	14.4%	—	—	$11,930

NOTE 5 – CONVERTIBLE NOTES PAYABLE, STOCKHOLDER

During the year ended December 31, 2013, the Company issued nine convertible promissory notes to its Chairman, Dr. Bulat (the “Bulat Notes”) for $105,055 in the aggregate and the Company repaid $1,000. As of December 31, 2013 and September 30, 2014, the balance of the Bulat Notes was $104,055. The notes mature on the third anniversary of their issuance (the “Maturity Date”) and carry a per annum interest rate of 5%. The Notes automatically convert on the nine month anniversary following the effectiveness of the Company becoming a public company (the “Conversion Date”) at a conversion price equal to the average closing bid price over the five consecutive days immediately preceding the Conversion Date.

NOTE 6 – RELATED PARTY TRANSACTIONS

For the three and nine months ended September 30, 2014, the Company incurred rent expense of $17,640 and $52,922, respectively, on behalf of St. Luke’s Emergency Associates (“SLEA”). Dr. Paul Bulat, the Company’s founder and Chairman is the President of SLEA. Additionally, as of September 30, 2014, the Company owes SLEA $16,267 and is included in accounts payable and accrued expenses related parties.

For the three and nine months ended September 30, 2014, the Company recorded interest expense, stockholder of $1,297 and $3,848, respectively, compared to $1,512 for nine months ended September 30, 2013. As of September 30, 2014, accrued interest of $9,192 is owed to the stockholder and is included in accounts payable and accrued expenses, related parties.

Effective on November 1, 2013 (the “Effective date”), the Company appointed Mr. Hollander as the Chief Financial Officer of the Company, and agreed to issue Mr. Hollander or his assigns 520,754 shares of common stock of the Company, and increased the monthly compensation to $8,000. Pursuant to this appointment, Mr. Hollander earned 50% of the additional shares on the nine month anniversary of the Effective Date and will earn 50% on the one year anniversary of the Effective Date. Accordingly, the 520,754 shares of common stock, with a value of $260,377 were recorded as deferred equity compensation and are included in the equity section on the condensed consolidated balance sheet. The Company valued the common stock at $0.50 per share, the same value as the then most recent sales of common stock. The Company is amortizing the deferred equity compensation over the twelve month term, and has included $65,094 and $195,282, respectively, in stock compensation expense for the three and nine months ended September 30, 2014. The balance of $21,698 in deferred equity compensation will be amortized in October 2014. As of September 30, 2014, the balance owed Mr. Hollander related to the monthly compensation is $28,000 and is included in accounts payable and accrued expenses related parties.

The Board also agreed to enter into an employment agreement with Mr. Bulat (Chief Innovations Officer) for an annual salary up to $300,000 effective January 1, 2014. The Company and Mr. Bulat agreed to accrue $10,000 per month for the nine months ended September 30, 2014 and agreed to increase the annual compensation to the full amount at a later date. Included in salaries and management fees for the three and nine months ended September 30, 2014, is $30,000 and $90,000, respectively and as of September 30, 2014, $90,000 is included in accounts payable and accrued expenses related party. The board also agreed to compensate Mr. Lane (Chief Executive Officer) up to $250,000 per annum beginning January 1, 2014, however Mr. Lane and the Company have agreed that he will continue to be paid at his previous annual salary of $152,500, and agreed to increase the annual compensation to the full amount at a later date. Included in salaries and management fees for the three and nine months ended September 30, 2014, is $38,126 and $114,295, respectively. As of September 30, 2014, the balance owed Mr. Lane is $21,702 for unpaid salary and is included in accounts payable and accrued expenses related parties.

As of September 30, 2014, the Company owes its Chief Technology Officer $90,000 for accrued and unpaid fees and is included in accounts payable and accrued expenses, related parties.

NOTE 7 – STOCKHOLDERS’ EQUITY

DEFERRED EQUITY COMPENSATION

During the year ended December 31, 2013, the Company’s CFO was issued 520,754 shares of common stock. The common stock was valued at $260,377, equal to $0.50 per share, the same value as the most recent sales of common stock. The Company is amortizing the deferred equity compensation over the twelve month term, and has included $65,094 and $195,282, respectively, in stock compensation expense for the three and nine months ended September 30, 2014. The balance of $21,699 in deferred equity compensation will be amortized in October 2014.

COMMON STOCK

On June 18, 2014, pursuant to a consulting agreement, the Company issued 911,233 shares of common stock to Makena (see note 9). During the nine months ended September 30, 2014, the Company recorded an expense of $455,617 for the issuance, based on a per share price in the most recent private placements of $0.50 per share.

SERIES B PREFERRED STOCK

On November 13, 2013, the Board of Directors of the Company authorized the Company to sell 4,000,000 shares of Series B Convertible Redeemable Preferred Stock (the “Series B Preferred Stock”), at $0.75 per share.

On April 3, 2014, the Company received proceeds of $26,250 from the sale of 35,000 shares of Series B Preferred Stock. The shares were issued at $0.75 per share.

On July 2, 2014, the Company received proceeds of $6,000 from the sale of 8,000 shares of Series B Preferred Stock. The shares were issued at $0.75 per share.

On August 18, 2014, the Company issued 136,667 shares of Series B Preferred Stock in satisfaction of $102,500 of accrued and unpaid consulting fees. The shares were issued at $0.75 per share.

The Series B Preferred Stock and any accrued and unpaid dividends thereon shall, with respect to rights on liquidation, winding up and dissolution, rank senior to the common stock, and the Series A Preferred Stock.

The holders of shares of Series B Preferred Stock are entitled to receive an annual dividend at the rate of eight percent (8%) per annum. Such dividend can be paid in cash or in the issuance of additional Series B Preferred Shares.

Each share of Series B Preferred Stock shall automatically convert (the “Mandatory Conversion”) and without the payment of additional consideration by the Holder thereof, into shares of Common Stock on the Mandatory Conversion Date (as hereinafter defined) at a conversion rate of seventy-five percent (75%) of the price of the Common Stock sold for cash in a non-affiliated equity transaction (the “Equity Price”). The Mandatory Conversion Date shall be the date that the five (5) day weighted average trading price of the Common Stock exceeds 110% of the Equity Price.

At any time, or upon receipt of a redemption notice by the Company, the Holder will have twenty (20) days to elect to convert the Series B Preferred Stock into Common Stock at a price per share equal to a twenty-five percent (25%) discount to the most recent Common Stock price per share paid by any non-affiliated investor in a subsequent financing to the Series B Preferred Stock.

Because the Series B convertible preferred stock is convertible into a variable number of shares of the Company’s stock, determined with referenced to a fixed dollar amount, the fair value of the conversion option, which approximates its intrinsic value, is required to be presented as a liability. Accordingly, $179,667 is presented as Series B convertible preferred stock obligation, a liability on the accompanying consolidated balance sheets as of September 30, 2014. The excess of the fair value of the conversion option over the proceeds received was recorded as interest expense of $36,167 and $44,917, respectively, for the three and nine months ended September 30, 2014.

STOCK OPTIONS

During the year ended December 31, 2007, the Company adopted the 2007 Stock Option/Stock Issuance Plan (the “2007 Plan”). The 2007 Plan permits the grants of Options to purchase shares of Common Stock, either ISOs or Non-Qualified Options; and awards of Restricted Stock. The Board shall have the right to grant other Awards based upon the Common Stock having such terms and conditions as the Board may determine, including, without limitation, the grant of shares based upon certain conditions, the grant of securities convertible into Common Stock and the grant of stock appreciation rights, phantom stock awards or stock units.

Effective May 17, 2011, the Company adopted the 2011 Stock Option/Stock Issuance Plan (the “2011 Plan”). The 2011 Plan permits the grants of Options to purchase shares of Common Stock, either ISOs or Non-Qualified Options; and awards of Restricted Stock. The Board shall have the right to grant other Awards based upon the Common Stock having such terms and conditions as the Board may determine, including, without limitation, the grant of shares based upon certain conditions, the grant of securities convertible into Common Stock and the grant of stock appreciation rights, phantom stock awards or stock units.

A summary of the plans as of September 30, 2014 is as follows:

Plan	Authorized	Granted	Available
2007	1,500,000	515,000	985,000
2011	10,000,000	3,747,360	6,252,460

A summary of the activity of options for the nine months ended September 30, 2014 is as follows:

	Options	Weighted- Average exercise price	Weighted- Average grant date fair value	Weighted- Average remaining term
Balance January 1, 2014	4,562,137	$1.28		6.75
Options expired	(299,777)
Outstanding as of September 30, 2014	4,262,360	$1.28		6.47
Exercisable at September 30, 2014	4,194,860	$1.28		6.48

As of September 30, 2014, there are options to purchase 67,500 shares of common stock that have not vested. Upon their vesting, expecting to occur through December 31, 2015, the Company will realize future expenses of $59,692.

During the three and nine months ended September 30, 2014, the Company recorded stock based compensation expense related to stock options of $29,218 and $87,653 respectively.

NOTE 8 – INCOME TAXES

Deferred income taxes reflect the net tax effects of operating loss and tax credit carry forwards and temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Due to the uncertainty of the Company’s ability to realize the benefit of the deferred tax assets, the deferred tax assets are fully offset by a valuation allowance at September 30, 2014, and December 31, 2013.

As of September 30, 2014, the Company had a tax net operating loss carry forward of approximately $987,000. Any unused portion of this carry forward expires in 2030. Utilization of this loss may be limited in the event of an ownership change pursuant to IRS Section 382.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

EMPLOYMENT AGREEMENTS

The Company entered into an employment agreement with Mr. Brian Lane, our Chief Executive Officer (Mr. Lane resigned October 27, 2014, see note 11), for a two-year term effective June 20, 2011. The agreement, as amended, provided for a base salary of $12,708 per month, annual incentive bonuses based on the Company’s performance in achieving prescribed revenue and earnings before interest and taxes (“EBIT”) targets, and discretionary bonuses.  The amended agreement further provided for a grant of options to acquire 2,000,000 shares of common stock of the Company. Effective June 20, 2013, the Company further amended Mr. Lane’s employment agreement, extending the term through December 31, 2013 and agreed to issue 2,000,000 shares of common stock and cancelled the options. Effective November 1, 2103, the board also agreed to compensate Mr. Lane (Chief Executive Officer) up to $250,000 per annum beginning January 1, 2014, however Mr. Lane and the Company have agreed that he will continue to be paid at his previous annual salary of $152,500, and agreed to increase the annual compensation to the full amount at a later date. Included in salaries and management fees for the three and nine months ended September 30, 2014, is $38,126 and $114,295, respectively.

On November 1, 2013, the Board also agreed to enter into an employment agreement with Mr. Bulat (Chief Innovations Officer) for an annual salary up to $300,000 effective January 1, 2014. The Company and Mr. Bulat agreed to accrue $10,000 per month for the nine months ended September 30, 2014 and agreed to increase the annual compensation to the full amount at a later date. The corresponding liability is included in accounts payable and accrued expenses, related party as of September 30, 2014.

CONSULTING AGREEMENTS

On April 15, 2014, the Company entered into a three month Consulting Agreement with a consultant (the “Consultant”) to assist the Company regarding the formation of strategic relationships with existing and new identified technology companies. Additionally, the Consultant worked with the executive management team in developing market strategies and comprehensive video conferencing technology solution offerings including the bundling of these technologies, working with ADOL’s partner on developing licensing packages, creating new sales proposal formats for consultation services and technologies/products, and assisting with the development and placement of products and services. The Company agreed to compensate the Consultant $100 per hour, for a minimum of 40 hours per week, for these services, which may be paid, at the option of the Company, in the form of cash or equity consideration. The parties extended the Agreement through July 31, 2014, at which time the Agreement was terminated. For the three and nine months ended September 30, 2014, the Company recorded expenses of $24,700 and $102,500 pursuant to this agreement. On August 18, 2014, the Consultant and the Company entered into a Debt Settlement and Release Agreement, whereby the Company agreed to issue and the Consultant agreed to accept 136,667 shares of the Company’s Series B Preferred Stock as full settlement of the $102,500 due the Consultant.

Effective June 1, 2013, the Company entered into a consulting agreement with Venture Equity, LLC (“Venture Equity”), whereby Venture Equity will assist the Company in their seeking to become a public company. The Company issued 347,169 shares of common stock and agreed to pay Venture Equity $5,000 per month. On October 7, 2013, the Company appointed Mr. Hollander as the Chief Financial Officer of the Company, and effective on November 1, 2013 (the “Effective date”) agreed to issue Mr. Hollander or his assigns an additional 520,754 shares of common stock of the Company and increased the monthly fee to $8,000. Pursuant to these agreements, Mr. Hollander earned 50% of the additional shares on the nine month anniversary of the Effective Date and will earn 50% on the one year anniversary of the Effective Date. As of September 30, 2014, the balance owed Mr. Hollander related to the monthly compensation is $28,000 and is included in accounts payable and accrued expenses related party.

On June 7, 2013, the Company entered into a consulting agreement with Makena Investment Advisors, LLC. (“Makena”). Pursuant to the one year agreement Makena will assist the Company in its efforts to seek to become a public company, including but not limited to consulting in the preparation of a private placement memorandum, assisting and consulting on the preparation of a registration statement and other consulting services. The Company has agreed to compensate Makena $50,000 and 911,233 shares of the Company’s common stock. Makena began to provide the services in April 2013 and the Company has recorded $12,500 in consulting expenses related for the cash portion and $455,617 for the equity portion (See note 1) for the nine months ended September 30, 2014.

On November 13, 2013, the Company entered into a nine month Placement Agent and Advisory Services Agreement (“PAASA”) with Monarch Bay Securities, LLC (“MBS”). Pursuant to the PAASA, the Company has agreed to pay MBS a retainer of $30,000 and to pay a Success Fee comprised of: a)cash equal to 8% of the gross proceeds raised in a Financing (as defined in the PAASA) including proceeds received from the exercise of any warrants issued in any Financing and b)a warrant to purchase 8% of the total number of shares issued by the Company in connection with the Financing, including the shares issued upon conversion of an exercise of the securities sold in a Financing. The warrant will be issued at an exercise price equal to the purchase price per share sold in the Financing, or in the event that securities convertible into common stock are sold in the Financing, at the conversion price of such securities. The warrant issued to MBS also contains a cashless provision. The Board of Directors of the Company authorized MBS to raise up to Three Million Dollars ($3,000,000) by the sale of Four Million shares (4,000,000) of Series B Convertible Redeemable Preferred Stock, at $0.75 per share. Pursuant to the terms of the PAASA, on May 6, 2014, the Company notified MBS that the Company was terminating the PAASA. MBS has not concluded a Financing and the Company has not incurred any additional expenses.

LEASE AGREEMENTS

The Company utilizes office space in Fairhaven, Massachusetts that is leased from a third party by SLEA, the tenant of the space. There was no formal agreement between the Company and SLEA through September 30, 2014. For the three and nine months ended September 30, 2014, the Company recorded rent expense of $17,643 and $52,922, respectively, compared to $1,108 and $9,108, respectively, for the three and nine months ended September 30, 2013. The 2013 expense was related to a lease for a satellite office for PDRx (terminated July 2013).

LITIGATION

There are no material proceedings pending or threatened against ADOL. PDRx is a plaintiff in a law suit against HealthBridge Management, Inc, (“Healthbridge”) for non-payment of monies owed for services rendered. HealthBridge has answered the claim with a countersuit against PDRx. The outcome is unknown, legal expenses have been incurred and additional expenses will be forthcoming. The Company does not believe that the disposition or ultimate resolution of existing claims or lawsuits will have a material adverse effect on the business or financial condition of the Company. When and if it appears probable in management's judgment that the Company would incur monetary damages or other costs in connection with any claims or proceedings, and such costs can be reasonably estimated, liabilities will be recorded in the financial statements and charges will be recorded against earnings.

NOTE 10 – GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As of September 30, 2014 the Company had an accumulated deficit of $15,855,070 and a working capital deficit of $854,388. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management’s Plans

The Company currently plans to satisfy its cash requirements for the next 12 months though it’s current cash, sales, and raising funds in capital raise transactions and if necessary by borrowing from its officers and directors or companies affiliated with its officers and directors. The Company maintains daily operations and capital needs through the receipts of monthly amounts received pursuant to various license and sub-license agreements, however the Company anticipates that it will need a minimum of $180,000 to continue operations for the next twelve (12) months. ADOL believes it will meet its cash requirements although it has no agreements in place for a capital raise transaction or from any of its officers or directors.

NOTE 11 – SUBSEQUENT EVENTS

On October 27, 2014, Mr. Brian Lane (“Lane”) resigned as CEO of the Company. Mr. Lane remains a member of the Board of Directors of the Company. On October 29, 2014, the Company and Mr. Lane entered into a Resignation and Separation Agreement (the “RSA”). Pursuant to the RSA, the Company has agreed to provide consideration to Mr. Lane of $58,856 in fourteen bi-weekly payments of approximately $4,204. The consideration included wages accrued and unpaid as of October 24, 2014. Mr. Lane’s resignation was not due to any disagreement with the Company, the Board or the Company’s management.

On October 30, 2014, the Board of Directors of the Company appointed Mr. Paul Bulat (“Bulat”) as the interim Chief Executive Officer. Mr. Bulat currently also serves as the Chairman of the Board and the Chief Innovations Officer of the Company. There will be no additional compensation due Mr. Bulat and the terms and conditions of his employment agreement as CIO remain in effect (see note 6).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of certain significant factors that have affected our financial position and operating results during the periods included in the accompanying consolidated financial statements, as well as information relating to the plans of our current management. This report includes forward-looking statements. Generally, the words “believes,” “anticipates,” “may,” “will,” “should,” “expect,” “intend,” “estimate,” “continue,” and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including the matters set forth in this report or other reports or documents we file with the Securities and Exchange Commission (the “SEC”) from time to time, which could cause actual results or outcomes to differ materially from those projected. Undue reliance should not be placed on these forward-looking statements which speak only as of the date hereof. We undertake no obligation to update these forward-looking statements.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Item 7 of Part I of this quarterly report on Form 10-Q and with our audited consolidated financial statements and notes thereto included in Amendment No. 2 to our Form 10, filed with the SEC on October 6, 2014.

The independent auditor’s reports on our financial statements for the years ended December 31, 2013 includes a “going concern” explanatory paragraph that describes substantial doubt about our ability to continue as a going concern. Management’s plans in regard to the factors prompting the explanatory paragraph are discussed below and also in Note 10 to the unaudited condensed consolidated financial statements filed herein.

Liquidity and Capital Resources

As of September 30, 2014, the Company had $115,138 in current assets, consisting of $4,827 in cash and $110,311 in accounts receivable. As of September 30, 2014, the Company had $969,526 in current liabilities consisting of accounts payable and accrued expenses of $534,698 and $255,161 of accounts payable and accrued expense, related party. Long term debt is comprised of convertible notes of $104,055 payable to our Chairman for loans made to the Company or expenses paid on behalf of the Company (the “2013 Notes”). The 2013 Notes accrue interest at 5% per year and are due on their three year anniversary (the “Maturity Date”) of the issuance date.

Operating Activities

For the nine months ended September 30, 2014, net cash used in operating activities was $108,547 compared to $235,905 for the nine months ended September 30, 2013. The Company had a net loss of $1,489,801 for the nine months ended September 30, 2014 compared to a net loss of $4,249,496 for the nine months ended September 30, 2013. The net loss for the nine months ended September 30, 2014 was impacted by non-cash items of stock-based compensation of $738,552, amortization and depreciation expenses of $17,877 and non-cash interest expense for the fair value of the issuances of Series B preferred stock in excess of the amounts received or settled. Changes in operating assets and liabilities were comprised of a decrease of $12,500 in prepaid expenses, a decrease in accounts receivable of $5,606 an increase in accounts payable and accrued expenses of $346,249 and an increase in accounts payable and accrued expenses, related parties of $215,552.

The net loss for the nine months ended September 30, 2013 was impacted by non-cash stock-based compensation of $3,843,852, amortization and depreciation expenses of $22,333, an increase in accounts payable and accrued expenses of $197,181, an increase in accounts payable and accrued expenses, related parties of $10,461, offset by an increase of $25,000 in prepaid expenses and an increase in accounts receivable of $35,236.

During the nine months ended September 30, 2014, net cash used in investing activities was $15,658 compared to $6,396. The cash flows from investing activities during the nine months ended September 30, 2014 and 2013 were due to costs associated with the Company’s pending patents.

During the nine months ended September 30, 2014, net cash provided by financing activities was $32,250 compared to $474,055 for the nine months ended September 30, 2013. The 2014 activity was comprised of proceeds received from the sale of Series B Preferred Stock. The 2013 was comprised of proceeds received from the sale of common stock of $370,000, advances from a related party of $105,055, offset by the repayment of $1,000 on convertible notes to a related party.

For the three and nine months ended September 30, 2014 vs. September 30, 2013

Results of Operations

Revenues

Revenues during the three and nine months ended September 30, 2014 and 2013 were comprised of the following:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Telemedicine	$100,828	$87,235	$297,060	$252,262
Consulting	8,608	10,400	18,809	38,637
Other Services	19,390	12,000	59,735	14,751
Total	$128,826	$109,635	$375,604	$305,650

The increase of $69,954 for the nine months ended September 30, 2014 includes increases of $44,984 for physical examinations (included in other services) in the current period that were not provided until April 2013 and therefore were not included in the full nine months ended September 30, 2013, $20,195 from a new telemedicine contract and $5,230 due to the fluctuation that occurred for the nine months ended September 30, 2014 to 2013 due to patient census and patient encounters for such facilities. The increase of $19,191 for the three months ended September 30, 2014 includes increases of $7,390 for physical examinations (included in other services) and $13,593 for new contracts and fluctuations in patient census and patient encounters.

Operating Expenses

Operating expenses were $396,239 and $1,812,520 for the three and nine months ended September 30, 2014, respectively, compared to $3,911,790 and $4,552,248 for the three and nine months ended September 30, 2013, respectively, and were comprised of the following:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Administration and management fees	$109,221	$21,595	$330,356	$129,893
Stock compensation expense	94,311	3,528,039	738,552	3,843,852
Professional and consulting fees	136,658	300,991	521,724	421,017
Rent and occupancy costs	20,050	10,383	62,482	20,573
Travel and entertainment	4,760	4,890	28,626	21,794
Insurance	13,968	11,334	44,168	38,319
Depreciation and amortization	5,797	6,944	17,877	22,333
General and other administrative	11,474	27,614	68,735	54,467
	$396,239	$3,911,790	$1,812,520	$4,552,248

Stock compensation expense is comprised of the following:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Amortization of 2011 stock option grants	$10,029	$25,525	$30,087	$76,575
Amortization of 2012 stock option grants	14,395	14,396	43,187	43,188
Amortization of 2013 stock option grants	4,793	4,793	14,379	9,586
2013 stock option grants	—	—	—	100,304
Stock grants (1)	—	—	455,617	130,874
Patents purchased (2)	—	3,483,325		3,483,325
Amortization of deferred equity compensation (3)	65,094	—	195,282
	$94,311	$3,528,039	$738,552	$3,843,852

(1)	Shares of common stock issued during the nine months ended September 30, 2013, in the aggregate of 261,748 to four individuals for services rendered to the Company. The shares of common stock were valued at $0.50 per share. During the nine months ended September 30, 2014, the Company issued 911,234 shares of common stock to a consultant. The shares were valued at $.50 per share.

(2)	Pursuant to a Patent Purchase Agreement, the Company issued 3,500,000 shares of Series A Convertible Preferred Stock. The Company recorded an expense of $3,483,325 for the year ended December 31, 2013, and has included $16,675 (the inventor’s cost basis) in patents pending on the consolidated balance sheet presented herein. The amounts were based on the conversion feature of the Series A Preferred Stock, whereby the holder, in his sole discretion is entitled to convert the 3,500,000 shares of Series A Preferred Stock to 7,000,000 shares of Company common stock. The Company valued the common stock at $0.50 per share, the same value as the most recent sales of common stock.

(3)	Represents the amortization for the three and nine months ended September 30, 2014, for the shares issued in 2013 to the CFO. There remains $21,699 of deferred equity compensation that will be amortized in October 2014.

Professional and consulting fees is comprised of the following:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Outside services fees	$103,899	$96,321	$317,463	$143,203
Consulting fees	24,700	137,500	115,000	178,056
Legal fees	4,979	35,583	68,680	67,390
Accounting fees	3,080	31,317	20,581	32,368
	$136,658	$300,991	$521,724	$421,017

Outside services fees increased for the three and nine month periods in 2014 primarily as result of fees accrued for our Chief Medical Officer of $18,000 (three months) and $72,000 (nine months), Assistant Chief Medical Officer of $14,700 (three months) and $44,100 (nine months) and Chief Technology Officer of $18,000 (three months) and $72,000 (nine months), cost associated with providing physical examinations of $7,959 (three months) and $28,920 (nine months) and fees for the Company’s clinical staff of $45,240 (three months) and $136,130 (nine months). Consulting fees for the three and nine months ended September 30, 2014 were comprised of fees accrued pursuant to a Consulting Agreement of $24,700 (three months) and $102,500 (nine months) and fees related to preparing the Company to become publicly traded of $12,500 for the nine months ended September 30, 2014. Consulting fees for the three and nine months ended September 30, 2013, were substantially comprised of $115,000 (three months) and $140,000 (nine months) related to projects regarding the valuation of the Company’s intellectual property and related matters, fees of $17,500 (three months) and $35,000 (nine months) to consultants assisting the Company in preparing to become a public company. The 2013 legal costs for the three months ended September 30, 2013, were higher than the three months ended September 30, 2014, as the 2013 costs included costs and fees of $23,417 associated with the Company’s lawsuit against Healthbridge and $12,166 for general corporate matters. Legal costs for the nine months ended September 30, 2014, were substantially comprised of $57,164 (Healthbridge) and $11,516 (general corporate), compared to $48,595 (Healthbridge) and $18,795 (general corporate) for the nine months ended September 30, 2013. Accounting fees were higher for the nine months ended September 30, 2013 compared to September 30, 2014, as the 2013 costs included costs related to preparing the Company to become publicly traded.

Rent and occupancy costs increased to $20,500 and $62,482, respectively, for the three and nine months ended September 30, 2014 compared to $10,383 and $20,573, respectively for the three and nine months ended September 30, 2013 is a result of the Company, effective January 1, 2014, making monthly rent payments of $5,880 owed by SLEA.

General and other administrative costs for the three and nine months ended September 30, 2014 were $11,474 and $67,176, respectively, compared to $26,901 and $50,044, respectively, for the three and nine months ended September 30, 2013. Expenses for the nine months ended September 30, 2014 include financing fees of $24,737, payroll costs of $14,372, internet and software costs of $9,148, office supplies and expense of $9,056 and $9,863 of other general and administrative costs.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As of September 30, 2014 the Company had an accumulated deficit of $15,855,070 and a working capital deficit of $854,388. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

OFF BALANCE SHEET ARRANGEMENTS

None

Critical Accounting Policies

See Note 2 to the condensed consolidated financial statements included herein.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC. This information is accumulated to allow our management to make timely decisions regarding required disclosure. Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report and they determined that our disclosure controls and procedures were not effective due to a control deficiency. During the period we did not have additional personnel to allow segregation of duties to ensure the completeness or accuracy of our information. Due to the size and operations of the Company, we are unable to remediate this deficiency until we acquire or merge with another company.

Changes in Internal Control Over Financial Reporting

Evaluation of Disclosure Controls and Procedures.  As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our interim Chief Executive Officer and Chief Financial Officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation our interim Chief Executive Officer and Chief Financial Officer concluded that, at September 30, 2014, our disclosure controls and procedures are not effective.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Act of 1934 and are not required to provide the information under this item.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. Defaults upon Senior Securities

None.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. Other Information

On October 27, 2014, Mr. Brian Lane (“Lane”) resigned as CEO of the Company. Mr. Lane remains a member of the Board of Directors of the Company. On October 29, 2014, the Company and Mr. Lane entered into a Resignation and Separation Agreement (the “RSA”). Pursuant to the RSA, the Company has agreed to provide consideration to Mr. Lane of $58,856 in fourteen bi-weekly payments of approximately $4,204. The consideration included wages accrued and unpaid as of October 24, 2014. Mr. Lane’s resignation was not due to any disagreement with the Company, the Board or the Company’s management.

On October 30, 2014, the Board of Directors of the Company appointed Mr. Paul Bulat (“Bulat”) as the interim Chief Executive Officer. Mr. Bulat currently also serves as the Chairman of the Board and the Chief Innovations Officer of the Company. Dr. Bulat is Board Certified in Emergency Medicine and is a Fellow of the American College of Emergency Physicians. A graduate of the College of the Holy Cross and the University of Massachusetts Medical School, Dr. Bulat practiced emergency medicine from 1980 through 2013. From 1996 through 2012, Dr. Bulat served as the Medical Director of the Medical Staff at St. Luke's Hospital and through 2011, Chairman of the Department of Emergency Medicine at St. Luke's, a high-volume (over 85,000 visits per year) Emergency Department. Since 1998, Dr. Bulat has been the President of St. Luke’s Emergency Associates, P.C. (“SLEA”). Through January 16, 2013, SLEA provided emergency room physician coverage.

In 1999, Dr. Bulat founded American Doctors Online, Inc. and PhoneDOCTORx. These companies were formed with the foresight of the future of telehealth and telemedicine in mind, and were the inspiration for the first patent issued in 2003. Dr. Bulat helped pioneer the telehealth/telemedicine market with three additional patents and additional pending patents with the Unites States Patent and Trademark Office (“USPTO”). Dr. Bulat recently received his Master of Healthcare Innovation degree from Arizona State University in 2012.

Previously, Dr. Bulat served in various officer roles of the Massachusetts College of Emergency Physicians (“MACEP”) culminating in the two-year role of President from 1995 to 1995. He has received both the Vanguard Award and the Pinnacle Award from MACEP for his outstanding contributions to the specialty of emergency medicine. He authored the MACEP discharge instruction sheets that were adopted by most emergency departments in Massachusetts and has authored chapters in major textbooks in emergency medicine and observation medicine.

For the three and nine months ended September 30, 2014, the Company incurred rent expense of $17,640 and $52,922, respectively, on behalf of St. Luke’s Emergency Associates (“SLEA”). Dr. Paul Bulat, the Company’s founder and Chairman is the President of SLEA. Additionally, as of September 30, 2014, the Company owes SLEA $16,267 and is included in accounts payable and accrued expenses related parties.

The Board also agreed to enter into an employment agreement with Mr. Bulat for an annual salary up to $300,000 effective January 1, 2014. The Company and Mr. Bulat agreed to accrue $10,000 per month for the nine months ended September 30, 2014 and agreed to increase the annual compensation to the full amount at a later date. Included in salaries and management fees for the three and nine months ended September 30, 2014, is $30,000 and $90,000, respectively and as of September 30, 2014, $90,000 is included in accounts payable and accrued expenses related party.

There will be no additional compensation due Mr. Bulat and the terms and conditions of his employment agreement as CIO remain in effect.

ITEM 6. EXHIBITS

(a) Exhibit index

Exhibit No.	Description

31.1	Certification of Chief Executive Officer, and Director Pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Chief Financial Officer, and Director Pursuant to Section 906 of the Sarbanes-Oxley Act.

32.1	Certification of Chief Executive Officer, and Director Pursuant to Section 302 of the Sarbanes-Oxley Act.

32.2	Certification of Chief Financial Officer, and Director Pursuant to Section 906 of the Sarbanes-Oxley Act.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 3, 2014

AMERICAN DOCTORS ONLINE, INC.

By:   /s/ Paul Bulat

Paul Bulat

Interim Chief Executive Officer and Chairman

(Principal Executive Officer)

