Form 10-K
period 2014-12-31
AMERICAN DOCTORS ONLINE, INC.
filed 2015-04-09
CIK 1164191

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-55250

AMERICAN DOCTORS ONLINE, INC.
(Exact name of registrant as specified in its charter)

Delaware	06-1558586
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 Mill Road, Ste. 350A
Fairhaven, MA	02719
(Address of principal executive offices)	(Zip Code)

866-539-7379
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Act: None

Securities registered pursuant Section 12(g) of the Act: Common Stock, $0.01 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

As of June 30, 2014, there was no established public market for the registrant’s voting and non-voting common stock and therefore, the aggregate market value of the voting and non-voting common equity held by non-affiliates is not determinable.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. There are 12,172,409 shares of common stock issued and outstanding as of March 31, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

None

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. The Securities and Exchange Commission (the “SEC”) encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This report and other written and oral statements that we make from time to time contain such forward-looking statements that set out anticipated results based on management’s plans and assumptions regarding future events or performance. We have tried, wherever possible, to identify such statements by using words such as “project”, “believe”, “anticipate”, “plan”, “expect”, “estimate”, “intend”, “should”, “would”, “could”, or “may”, or other such words, verbs in the future tense and words and phrases that convey similar meaning and uncertainty of future events or outcomes to identify these forward–looking statements. There are a number of important factors beyond our control that could cause actual results to differ materially from the results anticipated by these forward–looking statements. While we make these forward–looking statements based on various factors and using numerous assumptions, you have no assurance the factors and assumptions will prove to be materially accurate when the events they anticipate actually occur in the future. Factors that could cause our actual results of operations and financial condition to differ materially are discussed in greater detail under Item 1A, “Risk Factors” of this annual report on Form 10-K.

The forward–looking statements are based upon our beliefs and assumptions using information available at the time we make these statements. We caution you not to place undue reliance on our forward–looking statements as (i) these statements are neither predictions nor guaranties of future events or circumstances, and (ii) the assumptions, beliefs, expectations, forecasts and projections about future events may differ materially from actual results. We undertake no obligation to publicly update any forward–looking statement to reflect developments occurring after the date of this report.

PART I

ITEM 1. BUSINESS

The Company

Overview

American Doctors Online, Inc. (“ADOL” or the “Company”), a Delaware corporation, formed in 1999, owns four U.S. patents and has three pending patent applications. These patents are the foundation of ADOL’s current business and future licensing offerings and are expected to generate the majority of the Company’s revenues in licensing fees and royalties. Management believes that the depth of the Company’s intellectual property includes the fundamental methodologies inherent to providing video conferencing for the delivery of telehealth/telemedicine services. For example, the initial patent covers a method for delivering medical examination, diagnosis, and treatment services to a patient over a network using a medical call center and audio-visual technologies with any plurality of healthcare practitioners’ terminals and patient terminals as a way to bring patients face-to-face with physicians to provide medical consultation.

ADOL has executed a Management Services and License Agreement (“MSLA”) with PhoneDOCTORx, LLC (“PDRx”). PDRx, a Massachusetts limited liability company founded in 1999, is owned by five physicians who collectively own over 70% of ADOL. Based on the common control and ownership between ADOL and PDRx, the financial results and disclosures contained herein consolidate PDRx and ADOL. ADOL exerts no influence on, or has any involvement in the practice of medicine completed by, PDRx’s clinical staff. Pursuant to the terms of the MSLA, PDRx has the right to use and sublicense the intellectual property of ADOL. PDRx currently has personal service agreements with extended care facilities (“ECFs”) to provide to 13 facilities, remote covering physician consultations via audio and/or video conferencing technologies. The Company provides ECFs’ nurses, patients and their families’ confidential, real-time access to Board certified physicians and nurse practitioners (the “PDRx Providers”) in non-urgent, urgent and emergent care settings through a medical call center, resulting in reduction of unnecessary and avoidable transfers and readmissions to the emergency departments and hospitals respectively. PDRx pays the Company for the use of the license via a monthly management fee. The management fee is equal to the monthly receipts PDRx receives less the direct PDRx Provider costs, insurance, reasonable accounting, legal and other professional service fees. In exchange for the management fee, ADOL provides PDRx with support for PDRx’s administration, management, finance, human relations, information technology, and sales and marketing functions. A license and management services contract with PDRx has been in place since 2001. The current MSLA became effective on September 17, 2011 and has a 30-year term.

The original PDRx concept utilized the initial patented videoconferencing claims in retail pharmacies to provide timely and appropriate medical care to patients who had simple, day-to-day medical needs (e.g., poison ivy). During this phase, PDRx safely helped many patients avoid a trip to the emergency department. In 2005, the focus of PDRx changed to address the challenges faced by ECFs and overburdened community physicians to provide timely care to their patients in such ECF's. Management concluded that helping ECFs solve these issues would better employ the clinical resources of PDRx. As this new concept was being refined, the management team realized that the solution would yield a multiple win for ECFs, their patients, their nursing staffs, their primary care and covering physicians, already overcrowded emergency departments, and the healthcare system, which would save significant costs from preventing unnecessary transfers and hospital admissions.

Between 2006 and December 31, 2014, PDRx had over 42,000 clinical encounters utilizing ADOL’s patented processes. For the years ended December 31, 2014 and 2013, PDRx generated $395,129 and $347,840, respectively, in revenue utilizing the telemedicine technology generated from ADOL’s patented process.

ADOL believes PDRx is a blueprint for other physician-based companies and groups throughout the U.S who could also exploit the ADOL patents through licensure. PDRx has proven the value of utilizing telemedicine for non-urgent, urgent and emergent care. Additionally, there is as a myriad of other types of business models that can provide telehealth/telemedicine videoconferencing services that would benefit from the licensing of one or more of ADOL’s patents.

ADOL’s business model is to license to telehealth/telemedicine providers one or more of the patents in our patent portfolio, pursuant to non-exclusive agreements, with terms and conditions similar to other licensing agreements involving medical IP. Management believes that the depth of the Company’s intellectual property includes the fundamental methodologies inherent to providing video conferencing for the delivery of telehealth/telemedicine services. Accordingly, ADOL believes it is well positioned to license the patent portfolio to various type entities operating within the healthcare system. ADOL has not yet licensed its patents to customers other than PDRx.

Telehealth / Telemedicine Industry

As formally defined by the American Telemedicine Association (“ATA”), telemedicine is the use of medical information exchanged from one site to another via electronic communications to improve a patient’s clinical health status. Telemedicine includes a growing variety of applications and services using two-way video, email, smart phones, wireless tools and other forms of telecommunications technology. Starting out over forty years ago with demonstrations of hospitals extending care to patients in remote areas, the use of telemedicine has spread rapidly and is now becoming integrated into the ongoing operations of hospitals, specialty departments, home health agencies, private physician offices as well as consumer’s homes and workplaces.

Telemedicine is not a separate medical specialty. Products and services related to telemedicine are often part of a larger investment by health care institutions in either information technology or in the delivery of virtual clinical care. ATA has historically considered telemedicine and telehealth to be interchangeable terms, encompassing a wide definition of remote healthcare. Patient consultations via video conferencing, transmission of still images, e-health including patient portals, remote monitoring of vital signs, continuing medical education, consumer-focused wireless applications and nursing call centers, among other applications, are all considered part of telemedicine and telehealth.

Telemedicine uses audio and video conferencing technologies and the combination of all other forms of electronic communication tools so that a doctor at one site can treat patients at a different site. The combined use of audio and video conferencing allows the patient and doctor to see and talk to each other as in live television broadcast. Tools used by clinicians to observe and collect vital information, such as otoscope and stethoscopes, have been adapted so the clinician can deploy them on the patient as if they were in the same room.

While the term telehealth is sometimes used to refer to a broader definition of remote healthcare that does not always involve clinical services, ATA uses the terms in the same way one would refer to medicine or health in the common vernacular. Telemedicine is closely allied with the term health information technology (“HIT”). However, HIT more commonly refers to electronic medical records and related information systems while telemedicine refers to the actual delivery of remote clinical services using technology.

Telehealth is the delivery of healthcare services and information via telecommunication technologies. Telehealth can deliver preventative, educational, and curative services. Telemedicine focuses on the curative aspects of telehealth and uses telecommunication and information technologies to provide and support clinical services at a distance. Because telehealth is immediately available, immensely flexible, and free of geographic barriers it has become an efficient and effective methodology/process to deliver health services that overcome the existing problems of provider supply and patient access.

Telehealth, including home monitoring devices and thousands of health care applications for personal computers, smartphones, and other platforms, has claimed a significant place in the healthcare industry. Telehealth applications can address specific conditions; they can be proactive or preventative, informative or supportive.

There has been a global focus on the use of telemedicine as a tool to cut down healthcare costs. We believe that implementation of the Patient Protection and Affordable Care Act of 2010 will, if anything, intensify this focus, by increasing the number of people with health insurance and those seeking medical services. We believe that in the near to mid-term, telemedicine technologies offer one of the few ways of enabling healthcare personnel to meet the increased demand without unacceptable delays.

Telehealth/Telemedicine Market

BCC Research, LLC (“BCC”) is a leading information resource producing high-quality market research reports, newsletters, and conferences. BCC’s information products explore major market, economic, scientific, and technological developments for business leaders in industrial, pharmaceutical, and high technology organizations. Industry analysis and market forecasts for advanced materials, high-tech systems and components, nanotechnology and novel processing methods are at the forefront of the company’s expertise. For more than 35 years, BCC’s market analysis has provided businesses with the insight needed to make intelligent and strategic business decisions. As a leading market research company covering changes driven by science and technology, they define telemedicine as the use of telecommunications technology to deliver medical information or services to patients or other users at a distance from the provider.

Telemedicine offers a network and framework for e-healthcare wherein patients and healthcare service providers are on a common delivery platform for healthcare services. In simple words, telemedicine covers all healthcare services being delivered remotely with the help of telecom technologies.

According to BCC’s research, the most important factor contributing to the adoption of telemedicine among patients is improved clinical outcome. Patients also prefer the convenience of telemedicine as opposed to spending time on doctor’s appointments or hospital admissions, if avoidable. Although cost reduction is an important factor, it was not ranked as the most important reason contributing to the adoption of telemedicine among patients. Telemedicine also acts as an important interface between urban and rural healthcare.

Telehome and Telehospital/Clinic Segments

In the October 2013 update to its March 2012 report, BCC divided the total U.S. telemedicine market of $6.7 billion into two major segments: telehome and telehospitals/clinics.

According to BCC, in 2012, the U.S. telehospital/clinics segment accounted for $4.2 billion and is expected to approach $9.2 billion by 2018, with a compound annual growth rate (“CAGR”) of 13.7%. The U.S. telehome segment accounted for over $2.4 billion in 2012 and is expected to grow at a CAGR of 23.4% to exceed $8.6 billion by 2018.

BCC further divides the telemedicine market into technology and service segments. The telemedicine service market is comprised of store-and-forward and videoconferencing. Videoconferencing allows face-to-face encounters between people in different locations in real time. Tandberg (now part of Cisco) and Polycom, Inc. are the main U.S. players offering videoconferencing. Store-and-forward telemedicine is used to transmit clinical signals and images for pathological and radiological purposes to other locations for diagnosis. The fields of dermatology, pathology, radiology, neurology and ophthalmology are mainly dependent upon static reports or images, and they may not require live interaction with patients. Psychology, psychiatry, surgery, cardiology, emergency and triage applications, however, require real-time, two-way, audio-video communication.

Management believes the strength of the Company’s patent claims pertain to videoconferencing, therefore, the following discussion relates only to the videoconferencing segment within the U.S. telemedicine services market. BCC reports that videoconferencing within the U.S. telehospital/clinics segment accounted for approximately $1.4 billion of the total telemedicine market in 2012, and it is expected to grow from 2012 to 2018 at a CAGR of 15% to reach $3.3 billion by 2018. BCC estimates that the videoconferencing within the U.S. telehome segment accounted for $436 million in 2012, and is expected to grow to 2018 at a CAGR of 25.4% to reach approximately $1.7 billion by 2018. Accordingly, the total U.S. videoconferencing telemedicine market in 2012 was approximately $1.8 billion and is expected to be $5.0 billion in 2018.

Technology

Unlike today, the telecom infrastructure in the past was not robust enough to support telemedicine. Recently, the networking technology has improved considerably, delivering high-quality audio, video, images with improved bandwidth, reduced latency, higher reliability, redundancy and vast reach to the masses. Wireless technology has grown with wearable, wireless, mobile and satellite devices. Internet protocol (IP)-based technology, along with the availability of high-speed networks, is making the technology fully interoperable and computer-based. Network companies are actively working to make information storage and transmission safe and secure. Telemedicing has received a significant boost with the improved technology.

Our Intellectual Property

Intellectual Property

The Company has a significant market opportunity because we believe that the depth of the Company’s intellectual property portfolio includes the fundamental methodologies inherent to providing video conferencing for the delivery of telehealth/telemedicine services. We believe that these patents could apply to virtually every participant in this market. ADOL’s IP assets consist of four patents issued and three patents pending.

The table below is a summary of the issued patents, followed by a brief description of each:

Issued Patents

Date Filed	Application Number	Initial Assign Date	Date Issued	Date Expires	Issued to	Patent Number	Amended Assigned Date	Assignee
9/14/2001	09/855,738	10/28/2001	10/28/2003	8/24/2021	Dr. Paul Bulat	6638218	10/23/2013	ADOL
10/27/2003	10/694,519	2/12/2004	3/14/2006	10/2/2021	Dr. Paul Bulat	7011629	10/23/2013	ADOL
12/29/2005	11/321,332	4/26/2009	4/26/2010	6/1/2022	Dr. Paul Bulat	7691059	10/23/2013	ADOL
11/18/2008	12/273,065	11/28/2008	6/28/2011	3/13/2022	Dr. Paul Bulat	7970633	10/23/2013	ADOL

Amended Assign dates reflect an amendment to the assignees name only.

US 6,638,218

A system and method for delivering medical examination, diagnosis, and treatment services from a physician to a patient over network is provided. A physician call center enables any of a first plurality of physician terminals to be in audiovisual communication over the network with any of a second plurality of patient terminals. A call is received at the call center from a patient at one of the patient terminals and the call is routed to an available physician at one of the physician terminals. The available physician may carry on a two-way conversation with the patient, visually observe the patient, and make an assessment whether the patient may be suffering from an acute non-urgent condition. The available physician may conduct an examination of the patient over the network, including by visual study of the patient, only if the assessment is that the patient may be suffering from an acute non-urgent condition.

US 7,011,629

A method for providing a covering physician service via a network to a patient who has consented to use the service and who has access to one of a first plurality of patient terminals, the method comprising: receiving at a call center, the call center enabling any of a second plurality of health care practitioner terminals to be in audio-visual communication over the network with any of the first plurality of patient terminals, a call from the patient at one of the patient terminals and routing the call to an available health care practitioner at one of the health care practitioner terminals so that the available health care practitioner may carry on a two-way conversation with the patient and visually observe the patient; and permitting the available health care practitioner to make an assessment of the patient and to treat the patient.

US 7,691,059

A method for delivering medical examination, diagnosis, and treatment services to a patient over a network, the method comprising: providing a call center enabling any of a first plurality of health care practitioner terminals to be in audiovisual communication over the network with any of a second plurality of patient terminals; receiving a call at the call center from a patient at one of the patient terminals and routing the call to an available health care practitioner at one of the health care practitioner terminals, so that the available health care practitioner may carry on a two-way conversation with the patient and visually observe the patient; and permitting the available health care practitioner to make an assessment of the patient and to conduct an examination of the patient over the network, including by a visual study of the patient

US 7,970,633

A system for delivering medical examination, diagnosis, and treatment services from a health care practitioner to a patient over a network, the system comprising:

•	a plurality of health care practitioner terminals, each of the plurality of health care practitioner terminals including a display device;

•	a plurality of patient terminals in audiovisual communication over the network with any of the plurality of health care practitioner terminals; and

•	a call center in communication with the patient terminals and the health care practitioner terminals, the call center routing a call from a patient at one of the patient terminals to an available health care practitioner at one of the health care practitioner terminals, so that the available health care practitioner may carry on a two-way conversation with the patient and visually observe the patient.

Three additional patents are pending and another group is currently in development.

Notwithstanding anything to the contrary set forth in any of the Company’s filings under the Securities Act of 1933 or the Securities Exchange Act of 1934 that might incorporate future filings, the information set forth on the United States Patent and Trademark Office, or the USPTO Website, shall not be deemed to be a part of or incorporated by reference into any such filings. The Company does not warrant the accuracy or completeness, or adequacy of the USPTO Website, and expressly disclaims liability for errors or omissions on such website.

Purchase of Patents

All of the issued patents were assigned from Dr. Paul Bulat, the inventor and our founder and Chairman of the board of the directors pursuant to various patent assignments with the United States Patent and Trademark Office. Additionally on October 23, 2013, the Company entered into a Patent Purchase Agreement with Dr. Bulat. Pursuant to the Patent Purchase Agreement, the Company agreed to issue 3,500,000 shares of Series A Convertible Preferred Stock to Dr. Bulat. Based on the conversion feature of the Series A Preferred Stock, the holder, in his sole discretion is entitled to convert the 3,500,000 shares of Series A Preferred Stock to 7,000,000 shares of Company common stock. The Company valued the 3,500,000 shares of Series A Preferred Stock, as if it had been converted to the 7,000,000 shares of common stock, at $3,500,000, or $0.50 per share of common stock, the same value at that time, as the most recent sales of common stock; capitalized Dr. Bulat’s historical cost of $16,675 (patent attorney fees) and recorded compensation expense of $3,483,325.

Marketing and Sales

Our Strategy

Our strategy is to become a market leader in delivery of telehealth/telemedicine via video conferencing. The key elements of our growth strategy include:

•	Implement a patent and technology licensing program to commercialize our intellectual property.

•	Establish American Doctors Online, Inc. as a US source of providing telemedicine services via video teleconferencing pursuant to our patents, through licensing to other telemedicine companies, hardware and software companies and telecom companies.

•	Leverage our patent portfolio, technology and software to develop additional patents that can be licensed directly to our then current customers and to attract new customers.

The Company plans to employ a leveraged, partner-oriented, marketing strategy for our patent and technology licensing program. The marketing strategy for our patent and technology licensing program will initially be focused on Original Equipment manufacturers (“OEMs”) and service providers. In furtherance of our strategy, in June 2013, we engaged ipCapital Group (“ipCG”) to help us support and grow our licensing business. Led by John Cronin, ipCG is a leading advisor on licensing technology and intellectual property. Prior to founding ipCG, Mr. Cronin was a distinguished inventor at IBM for 17 years where he patented 100 inventions, published over 150 technical papers, received IBM’s “Most Distinguished Inventor Award,” and was recognized as IBM’s “Top Inventor.”

IpCG has delivered over 700 IP engagements to companies in a wide range of industries including over 10% of the Fortune 500. Their professional services maximize financial results for clients that seek to develop and execute intellectual property strategies, strengthen and monetize IP portfolios, and establish and implement Intellectual Asset Management (IAM) practices. They have an interdisciplinary team trained in business, IP rules/regulations, marketing, and product development that provides a systematic and comprehensive view of the full lifecycle of IP, from creation to monetization to retirement. Since its founding in 1998, ipCG has supported the licensing efforts of clients across a variety of technologies and markets.

Additionally, ipCG was engaged to provide strategic intellectual property (“IP”) support to the Company. Utilizing a three phase approach, ipCG assisted the Company in the following matters:

•	Phase 1: Systematically Invent-Around Selected Filings – ipNavigationSM process

•	Phase 2: Define and Analyze ADOL’s IP Landscape (ipLandscape® and ipAnalytics® Process)

•	Phase 3: Estimate the value range of ADOL’s portfolio (ipValue ModelSM)

In Phase 1, ipCG using its proprietary ipNavigationSM methodology on ADOL patent filings identified specific ways in which the IP could be strengthened to enhance its value, mitigate risk of competitive invent-around, and provide a technology path in which the Company can further protect its inventions. Management believes this phase will ultimately result in increasing the strength and value of the Company’s IP by building a more robust and strategic portfolio and mitigating risks from competitor filings.

The Phase 2 analysis provided a framework to map our existing IP portfolio, search and analyze relevant competitive IP, and provide data-driven strategic observations. This resulted in establishing the critical input needed for developing the Company’s IP strategy for the future and communicating such with investors.

The Phase 3 analysis included a detailed IP valuation, wherein ipCG utilizing the BCC market study and the average of an Industry Income Approach and Royalty Approach based model, resulting in an average five year and ten year valuation of $14.9 million and $72.4, respectively.

On April 15, 2014, the Company entered into a three month Consulting Agreement with a consultant (the “Consultant”) to assist the Company regarding the formation of strategic relationships with existing and new identified technology companies. Additionally, the Consultant will work with the executive management team in developing market strategies and comprehensive video conferencing technology solution offerings including the bundling of these technologies, working with ADOL’s partner on developing licensing packages, creating new sales proposal formats for consultation services and technologies/products, and assisting with the development and placement of products and services. The Company will compensate the Consultant $100 per hour, for a minimum of 40 hours per week, for these services, which may be paid, at the option of the Company, in the form of cash or equity consideration. The parties extended the Consulting Agreement through July 31, 2014, at which time the Consulting Agreement was terminated.

Additionally, management plans to leverage the Company’s relationship with Premier Purchasing Partners, L.P. (“PPP”). Effective June 1, 2013, for a period of 35 months, ADOL entered into a Group Purchasing Agreement - Software License/Application Service Providers contract with PPP to deliver telehealth and telemedicine services. PPP is an affiliate of Premier, Inc. (“Premier”), an alliance of hospitals and alternative sites of care that is focused on using technology to facilitate the delivery of high-quality, cost-effective care. Under this contract PPP will offer ADOL’s telehealth / telemedicine bundles for delivery nationally to Premier’s member facilities and shall be compensated based on a percentage of our products or services purchased or licensed by Premier’s member facilities..

Once the Company begins generating additional licensing revenue, management intends to build a sales force that will be responsible for managing existing accounts and pursuing licensing and sales opportunities with new customers.

Management’s objective is to be one of the leaders in the services segment of telehealth/telemedicine market

•	Invest in research and development efforts to extend our technology leadership. We plan to build upon our current IP portfolio to enhance our product and licensing capabilities.

•	Expand our licensing/sales organization to acquire new customers. We intend to continue to invest in our licensing/sales organization as we pursue larger enterprise and government opportunities.

•	Exploit our channel relationships with Group Purchasing Organizations. Under this contract PPP will offer ADOL’s telehealth / telemedicine bundles for delivery nationally to Premier’s member facilities.

•	Drive greater penetration into our customer base. Initially, we believe licensees/customers will deploy our platform to provide audio visual telemedicine services between a patient and licensed physician. We see a significant opportunity to upsell and cross sell additional licenses, subscriptions and services as our customers realize the increasing value of our platform.

Massachusetts Sexual Assault Nurse Examiner (SANE) Program

In 2013, the Company was invited to be part of a national sexual assault telemedicine examination project demonstration program developed by the Massachusetts Department of Public Health (“MDPH”). Telemedicine can improve the health status of patients and sexual assault survivors by exchanging medical information from one site to another via electronic communications using voice (audio) and face-to-face (video) communication. The MDPH is an agency of the Commonwealth of Massachusetts which serves the people of the Commonwealth, particularly the underserved and promotes healthy people, healthy families and healthy communities and operates the SANE Program. The SANE Program is a state funded program to provide expert care to patients of sexual assault in 27 designated hospitals and Child Advocacy Centers. SANEs are specially trained and certified professional nurses skilled in performing quality forensic medical-legal exams. For the past 15 years, the Massachusetts SANE Program has provided expert forensic nursing care to over 14,000 survivors of sexual assault. When applied to the SANE practice, telemedicine has the potential to create a national community of support and increase their confidence, role satisfaction and provider retention. Other participants in the national sexual assault examination telemedicine program include:

•	The Office for Victims of Crime (“OVC”). The mission of the OVC, a component of the U.S. Department of Justice, is to enhance the Nation’s capacity to assist crime victims and to provide leadership in changing attitudes, policies, and practices in ways that will promote justice and healing for all victims. OVC is charged by Congress with administering the Crime Victims Fund, a major source of funding for victim services throughout the Nation.

•	The National Institute of Justice (“NIJ”). The NIJ is the research, development and evaluation agency of the U.S. Department of Justice and is dedicated to improving knowledge and understanding of crime and justice issues through science. NIJ provides objective and independent knowledge and tools to reduce crime and promote justice, particularly at the state and local levels.

•	The Office on Violence Against Women (“OVW”). The mission of the OFW, a component of the U.S. Department of Justice, is to provide federal leadership in developing the nation’s capacity to reduce violence against women and administer justice for and strengthen services to victims of domestic violence, dating violence, sexual assault, and stalking.

Adult and adolescent sexual assault patients/survivors have unique medical, emotional and forensic needs which require a trauma-informed approach to care. Such an approach assures survivors will be supported while making informed decisions regarding their post-assault medical care and involvement in the criminal justice system. SANE Programs have been shown to improve the quality of healthcare for patients/survivors, increase the quality of forensic evidence collection, support police investigations, and increase the successful prosecution of such cases (Campbell, Bybee, Kelley, Dworkin, & Patterson, 2012; Campbell, Patterson, & Bybee, 2009; Crandall & Helitzer, 2003; Campbell, Patterson, & Lichty, 2005).

To address the lack of access to expert care and forensic evidence collection involving sexual assault incidences for adults and adolescents, the MDPH has recently been awarded a grant by the OVC, in collaboration with NIJ and the OVW. The purpose of the grant is to establish a National Sexual Assault TeleNursing Center that will use telemedicine technology to provide 24/7, 365 day remote expert consultation by SANEs to clinicians caring for adult and adolescent sexual assault patients in remote and/or underserved regions of the United States.

Pursuant to the grant, the above organizations entertained proposals from various organizations to provide the required telemedicine technology and consultation expertise on establishing a telemedicine service. Based on our proposal, including the use of our intellectual property, the Company was chosen as the telemedicine advisor/consultant, technology provider and has subsequently entered into contracts with MDPH.

The Company’s telemedicine equipment has been installed at the TeleNursing Center hub and telemedicine carts have been provided to each pilot site. SANEs will use this equipment to provide 24/7, 365 day voice and face-to-face guidance and support whenever pilot site clinicians encounter sexual assault patients and initiate calls to the TeleNursing Center. It is anticipated that the use of telemedicine as a vehicle to access SANE expertise will provide a trauma-informed patient experience, promote healing and enhance the adjudication of cases.

The National TeleNursing Center HUB is located at Newton Wellesley Hospital Newton, Massachusetts. Newton-Wellesley Hospital is a comprehensive medical center that provides the services and expertise of a major medical facility with the convenience and personal attention of a community hospital. The Hospital is committed to delivering high-quality, safe and efficient medical care to each and every patient.

The first tribal partner for the TeleNursing demonstration project is the Hopi Health Care Center in Polacca, Arizona. Where the Company has performed the network assessment and started working on technology placement/selection. Additional pilot sites representing either the military, rural hospitals or correctional facilities will be solicited for participation in 2015.

Customers

In addition to current revenue pursuant to PDRx’s sub-licensing of the Company’s patents to ECFs and SNFs, management plans to commercialize the Company’s patented technology as discussed above under “Marketing and Sales.” The Company intends to license the patents and technology within the telemedicine markets to original equipment manufacturers (“OEMs”), technology and software companies, to telecom network providers, telemedicine providers, healthcare companies and health insurance companies.

Currently, a few customers account for a substantial portion of our revenues. Our largest customer, Senior Whole Health (“SWH”), a senior care organization, accounted for approximately 39% and 29% of our revenues for the years ended December 31, 2014 and 2013, respectively. Revenues from SWH are calculated at $2 per patient per day for any patient that is a member of SWH and in an ECF under contract with the Company. The current agreement with SWH was executed on March 9, 2009 with a one year term, with automatic one year renewals, unless either party gives the other party, written notice 90 days prior to the expiration of the then current term. The agreement can also be terminated upon an Event of Termination, including:

•	By either party, without cause, upon 60 days’ written notice.
•	By SWH, immediately upon written notice to the Company in the event of: (a) The Company’s failure to meet the provisions of the Agreement, including reporting and disclosure requirements; (b) allegations of fraud or misrepresentation on the part of the Company, (c) Company’s loss of Medicare or Medicaid qualification, (d) imposition of sanctions by the Office of the Inspector General or any State or federal agency against the Company and (e) SWH’s termination of its contract with CMS and MassHealth.
11

•	By SWH, with respect to any PCP or SCP of Group in the event of; (a) PCP’s or SCP’s loss, limitation, or suspension of any PCP’s or SCP’s license, hospital privileges or medical staff membership, (b) serious disciplinary action by the Board of Registration in Medicine against PCP or SCP, (c) issuance of an adverse report by the National Practitioner Data Bank against PCP or SCP, or (d) failure to meet SWH’s credentialing or re-credentialing requirements.
•	By SWH or the Company, for cause, if the other party fails to comply with any material term of the agreement (except for the terms in section 6.2.2 or 6.2.3) upon 60 days’ written notice to the other party, however this termination notice shall not take effect if the breach is cured within the notice period to the satisfaction of the non-breaching party.
•	By Company, immediately, upon written notice to SWH in the event: (a) SWH no longer qualifies for reimbursement or participation in either the Medicare or Medicaid programs or (b) SWH terminates its contract with CMS or MassHealth.
•	Failure to meet SWH’s credentialing or re-credentialing requirements.

Royal Health Group, LLC (“RHG”) accounted for approximately 31% and 28% for the years ended December 31, 2014 and 2013, respectively. On January 27, 2012, the Company entered into a Personal Services Agreement with RHG. RHG operates 6 skilled nursing facilities and one assisted living center in Massachusetts. The agreement is for a one year term and automatically renews for successive one year terms unless terminated by one of the parties as stated in the agreement. In exchange for providing telemedicine services to RGH, RGH will pay PDR a monthly access fee of $1,000 for each participating facility for connectivity, access to the aforementioned patent-protected telemedicine coverage program, and availability of a PDR covering clinician. RHG will also remit a per call charge of $40 for each and every urgent and emergent call each calendar month. Said monthly “per-call total charge of urgent and emergent calls shall be capped at $2,000 per facility participating from RHG within the PDR telemedicine program, for clinical services rendered to RHG’s urgent and emergent patients. All urgent and emergent calls exceeding the cap of $2,000 (25 Urgent/Emergent Calls) will be provided at no-charge (including admissions which are treated as urgent). PDR services are discounted from their standard rates with the intention to work with all 6 skilled nursing facilities and the assisted living facility of the RHG.

Because of our significant customer concentration, our revenue could fluctuate significantly due to the loss of, reduction of business with, or less favorable terms with any of our significant customers and could materially harm our business and results of operations.

Competition

ADOL’s market competition falls into 3 main categories: patents/licensure, clinical services, and consulting/technology – “Integrators.” Management believes the largest patent holders/filers in the U.S. for telehealth and telemedicine as of December 31, 2014 include:

•	Robert Bosch - 62 patent filings

•	Medtronic - 61 patent filings

•	Philips - 43 patent filings

•	Boston Scientific - 36 patent filings

We believe that American Well, Teladoc, and MDLIVE are three of the largest national telemedicine service providers.

The Company believes that three of the largest equipment and telemedicine system integration companies are AVI-SPL, AMD Global Telemedicine, Inc. (“AMD”) and Global Med.

Each of these system integration works with other technology companies and healthcare information technology companies such as Cisco, Polycom, Rubbermaid, ProConnections, AT&T, Verizon, and others by bundling these companies’ solutions into specific offerings. Once a bundle is created they put their logo/brand on it and sell it into the healthcare marketplace to hospitals, providers, and payors.

Government Regulation

A substantial portion of the Company’s revenue comes from healthcare customers. The Company handles or has access to personal health information subject in the United States to the Health Insurance Portability and Accountability Act (“HIPAA”) and related regulations. These statutes and related regulations impose numerous requirements regarding the use and disclosure of personal health information with which we must comply.

Information Systems: The Company’s information systems, to the extent such systems hold or transmit patient medical information, operate in compliance with state and federal laws and regulations relating to the privacy and security of patient medical information, including HIPAA. While the Company has endeavored to establish its information systems to be compliant with such laws, including HIPAA, such laws are complex and subject to interpretation.

Privacy and Security of Health Information and Personal Information; Standard Transactions: The Company may be engaged by a healthcare practice or facility that is considered a Covered Entity under the terms of HIPAA. In providing and performing administration and support services for such Covered Entities (i.e. physician practices), medical chart review, healthcare facility call and message management, healthcare emergency dispatch and physician practice administration, the company may come in contact with a Covered Entity’s confidential patient medical information. Under such an engagement, the Covered Entity may make available and/or transfer to the Company certain Protected Health Information, as that term is defined and certain Electronic Protected Health Information (“EPHI”) as that term is defined, in connection with goods or services that are being provided by the Company to the Covered Entity, that is confidential and subject to protection under HIPAA, HIPAA regulations and the HITECH Act. As such, the Company would be considered a Business Associate of the Covered Entity and further be subject to state and federal laws and implementing regulations relating to the privacy and security of the medical information of the patients the Company’s client physician practices and facilities treat. The Company, as a “Business Associate”, is subject to state and federal laws and implementing regulations relating to the privacy and security of the medical information of the patients its client physicians treat. The principal federal legislation is part of HIPAA, pursuant to which, the Secretary of the Department of Health and Human Services, or “HHS”, has issued final regulations designed to improve the efficiency and effectiveness of the healthcare system by facilitating the electronic exchange of information in certain financial and administrative transactions, while protecting the privacy and security of the patient information exchanged. These regulations also confer certain rights on patients regarding their access to and control of their medical records in the hands of healthcare providers.

Four principal regulations have been issued in final form: privacy regulations, security regulations, standards for electronic transactions, and the National Provider Identifier regulations. The HIPAA privacy regulations, which fully came into effect in April 2003, establish comprehensive federal standards with respect to the uses and disclosures of an individual’s personal health information, referred to in the privacy regulations as “protected health information,” by health plans, healthcare providers, and healthcare clearinghouses. The Company is a Business Associate within the meaning of HIPAA. HIPAA requires health care providers to enter into Business Associate contracts with certain businesses to which they disclose patient health information. These Business Associate contracts generally require the recipients of such information to use appropriate safeguards to protect the patient health information they receive. The regulations establish a complex regulatory framework on a variety of subjects, including:

•	Provide that the company obtain and use confidential patient health information obtained from its clients only as necessary to perform customer service and support functions;

•	Limit access to such information to those employees and agents who perform identified service and support functions;

•	Prohibit disclosure of patient health information received from clients to persons who are not employees or agents of the company in the absence of express approval from legal counsel and, if appropriate, the client and/or patient;

•	Require all employees and agents of the company to report uses and disclosures of patient information that are not permitted by the company’s Privacy and Security Policy;

•	Provide that the company investigate all reports that patient health information was used in a manner not permitted by its Privacy and Security Policy and will impose appropriate sanctions for conduct prohibited by the policy as required and/or permitted by law;

•	Establish and ensure that the company’s employees and agents who may come in contact with patient health information receive training regarding the company’s Privacy and Security Policy and the importance of protecting the privacy and security of patient health information;

•	Provide for the storage and transmission of patient health information received from clients in a secure manner that protects the integrity, confidentiality and availability of the information; and

•	Establish that the company’s employees, contractors and agents who may come in contact with patient health information maintain any and all protected health information obtained through operating their respective businesses confidential, and agree and acknowledge that such information is subject to protection under HIPAA, the HIPAA regulations and the HITECH Act and will conduct their businesses according to such.

The federal privacy regulations, among other things, restricts the Company’s ability to use or disclose protected health information in the form of patient-identifiable data, without written patient authorization, for purposes other than payment, physician treatment, or healthcare operations (as defined by HIPAA) except for disclosures for various public policy purposes and other permitted purposes outlined in the privacy regulations. The privacy regulations provide for significant fines and other penalties for wrongful use or disclosure of protected health information, including potential civil and criminal fines and penalties. Although the HIPAA statute and regulations do not expressly provide for a private right of damages, the Company could incur damages under state laws to private parties for the wrongful use or disclosure of confidential health information or other private personal information.

The Company has implemented policies and practices that it believes brings it into compliance with the privacy regulations. However, the documentation and process requirements of the privacy regulations are complex and subject to interpretation. Failure to comply with the privacy regulations could subject the Company to sanctions or penalties, loss of business, and negative publicity.

The HIPAA privacy regulations establish a “floor” of minimum protection for patients as to their medical information and do not supersede state laws that are more stringent. Therefore, the Company is required to comply with both HIPAA privacy regulations and various state privacy laws. The failure to do so could subject the Company to regulatory actions, including significant fines or penalties, and to private actions by patients, as well as to adverse publicity and possible loss of business. In addition, federal and state laws and judicial decisions provide individuals with various rights for violation of the privacy of their medical information by healthcare providers.

The final HIPAA security regulations, which establish detailed requirements for physical, administrative, and technical measures for safeguarding protected health information in electronic form, became effective on April 21, 2005. The Company has employed what it considers to be a reasonable and appropriate level of physical, administrative and technical safeguards for patient information. Failure to comply with the security regulations could subject the Company to sanctions or penalties and negative publicity.

The final HIPAA regulations for electronic transactions, referred to as the transaction standards, establish uniform standards for certain specific electronic transactions and code sets and mandatory requirements as to data form and data content to be used in connection with common electronic transactions, such as billing claims, remittance advices, enrollment, and eligibility.

The HIPAA regulations on adoption of national provider identifiers, or NPI, required healthcare providers to adopt new, unique identifiers for reporting on claims transactions submitted after May 23, 2007. The Company may obtain NPIs for our client physicians so that we may report NPIs to Medicare, Medicaid, and other health plans on their behalf.

The healthcare information of the Company’s client physician’s patients includes social security numbers and other personal information that are not of an exclusively medical nature. The consumer protection laws of a majority of states now require organizations that maintain such personal information to notify each individual if their personal information is accessed by unauthorized persons or organizations, so that the individuals can, among other things, take steps to protect themselves from identity theft. The costs of notification and the adverse publicity can both be significant. Failure to comply with these state consumer protection laws can subject a company to penalties that vary from state to state, but may include significant civil monetary penalties, as well as to private litigation and adverse publicity. California recently enacted legislation that expanded its version of a notification law to cover improper access to medical information generally, and other states may follow suit.

Federal and State Fraud and Abuse Laws: The federal healthcare Anti-Kickback Statute prohibits, among other things, knowingly and willfully offering, paying, soliciting, or receiving remuneration to induce referrals or in return for purchasing, leasing, ordering, or arranging for the purchase, lease, or order of any healthcare item or service reimbursable under a governmental payor program. The definition of “remuneration” has been broadly interpreted to include anything of value, including gifts, discounts, the furnishing of supplies or equipment, credit arrangements, payments of cash, waivers of payments, ownership interests, opportunity to earn income, and providing anything at less than its fair market value. The Anti-Kickback Statute is broad, and it prohibits many arrangements and practices that are lawful in businesses outside of the healthcare industry. Recognizing that the Anti-Kickback Statute is broad and may technically prohibit many innocuous or beneficial arrangements within the healthcare industry, HHS has issued a series of regulatory “safe harbors.” These safe harbor regulations set forth certain provisions that, if met, will provide healthcare providers and other parties with an affirmative defense against prosecution under the federal Anti-Kickback Statute. Although full compliance with these provisions ensures against prosecution under the federal Anti-Kickback Statute, the failure of a transaction or arrangement to fit within a specific safe harbor does not necessarily mean that the transaction or arrangement is illegal or that prosecution under the federal Anti-Kickback Statute will be pursued.

Corporate Practice of Medicine: The Company’s contractual relationships with licensed healthcare practices and providers are subject to regulatory oversight, mainly by state licensing authorities. In certain states, for example, limitations may apply to the relationship with the provider that the Company intends to engage, particularly in terms of the degree of control that the Company exercises or has the power to exercise over the practice of medicine by those providers. A number of states, including Florida, New York, Texas, and California, have enacted laws prohibiting business corporations, such as the Company, from practicing medicine and employing or engaging physicians to practice medicine. These requirements are generally imposed by state law in the states in which we operate, vary from state to state, and are not always consistent among states. In addition, these requirements are subject to broad powers of interpretation and enforcement by state regulators. Some of these requirements may apply to the Company even if it does not have a physical presence in the state, based solely on the engagement of a healthcare provider licensed in the state or the provision of services to a resident of the state. The Company believes that it operates in material compliance with these requirements. However, failure to comply can lead to action against the Company and the licensed healthcare professionals that the Company engages, fines or penalties, receipt of cease and desist orders from state regulators, loss of healthcare professionals’ licenses or permits, the need to make changes to the terms of engagement of those professionals that interfere with the Company’s business, and other material adverse consequences.

Referrals of a Public Company: A public company is not able to accept referrals from physicians who own, directly or indirectly, shares of its stock unless it complies with the Stark Law exception for publicly traded securities. This requires, among other things, $75 million in stockholders’ equity (total assets minus total liabilities). The parallel safe harbor requires, among other things, $50 million in undepreciated net tangible assets, in order for any distributions to such stockholders to be protected under the Anti-Kickback Statute.

Compliance Programs: Compliance with government rules and regulations is a significant concern throughout the industry, in part due to evolving interpretations of these rules and regulations. The Company seeks to conduct its business in compliance with all statutes and regulations applicable to its operations. To this end, the Company has established and continues to establish compliance programs that review for regulatory compliance procedures, policies, and facilities throughout its business.

Employees

We currently have 3 employees (full time/part time), other than our three officers and directors. We intend to hire additional employees as described in our plan of operations if we are able to raise the required funds.

ITEM 1A. RISK FACTORS

The risk factors in this section describe the material risks to our business, prospects, results of operations, financial condition or cash flows, and should be considered carefully. In addition, these factors could cause our actual results to differ materially from those projected in any forward-looking statements (as defined in such act) made in this annual report on Form 10-K. Investors should not place undue reliance on any such forward-looking statements. Any statements that are not historical facts and that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimated,” “intends,” “plans,” “believes” and “projects”) may be forward-looking and may involve estimates and uncertainties which could cause actual results to differ materially from those expressed in the forward-looking statements.

Further, any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of anticipated or unanticipated events or circumstances. Our business, financial condition and/or results of operation may be materially adversely affected by the nature and impact of these risks. New factors emerge from time to time, and it is not possible for us to predict all of such factors. Further, we cannot assess the impact of each such factor on our results of operations or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Risks Related to Our Corporation

We have incurred losses from operations since inception and continued losses threaten the company’s ability to remain in business and pursue our business plan.

Since inception in 1999 through December 31, 2014, ADOL has incurred cumulative losses of $16,064,010. We anticipate incurring additional losses from operating activities in the near future. Even if ADOL is able to obtain additional equity financing, investors have no assurance we will be able achieve profitability in our operations. Until we achieve break even between revenues and expenses, we will remain dependent on obtaining additional debt and equity funding. In the event ADOL does not become profitable within a reasonable period of time, we may cease operations.

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern.

We incurred a net loss of $1,687,205 and of $4,724,950 for the years ending December 31, 2014 and 2013, respectively. Because we are yet to attain profitable operations, in their report on our financial statements for the year ended December 31, 2014, our independent auditors included an explanatory paragraph regarding their substantial doubt about our ability to continue as a going concern. We will continue to experience net operating losses in the foreseeable future. Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, increasing sales or obtaining loan from various financial institutions where possible. Our continued net operating losses increase the difficulty in meeting such goals and there can be no assurances that such methods will prove successful. We anticipate that we will require $180,000 in additional financing in order to continue our operations for the next 12 months. Our financial statements contain additional note disclosures describing the management’s assessment of our ability to continue as a going concern.

ADOL has significant customer concentration, such that the loss of either of its key customers would have a significant impact on ADOL’s business and operations and could cause ADOL’s business to fail.

A small number of customers account for a large share of ADOL’s net sales. In 2014, two of ADOL’s customers, Senior Whole Health (“SWH”) and Royal Health Group in the aggregate, accounted for approximately 68% of net sales. The concentration of ADOL’s business with such a small number of customers may expose ADOL to a material adverse effect if one or both of these customers were to significantly reduce their use of ADOL for any reason or favor competitors or new entrants (see Customers).

If ADOL does not obtain additional financing, ADOL’s business will fail.

ADOL anticipates that additional funding will be needed for general administrative expenses and marketing costs. At this time it is our intention to raise the required funds through an equity placement by filing a registration statement, whereby we will register additional shares of our common stock for sale. However, there is no guarantee that we will be able to raise the required cash and because of this ADOL’s business may fail. We do not currently generate sufficient revenue from operations to pay all of our monthly expenses.

We do not currently have any arrangements for financing. Obtaining additional funding will be subject to a number of factors, including general market conditions, investor acceptance of our business plan and initial results from our business operations. These factors may impact the timing, amount, terms or conditions of additional financing available to us. The most likely source of future funds available to us is through the sale of additional shares of common stock, debt financing or advances made from stockholders

Our financial condition could be adversely affected if our available liquidity is insufficient.

If our business is significantly adversely affected by deterioration in the economic environment or otherwise, it could lead us to seek new or additional sources of liquidity to fund the company’s needs. Currently, for a non-investment-grade company such as ours, the capital markets are challenging, with limited available financing and at higher costs than in recent years. There can be no guarantee that ADOL would be able to access any new sources of liquidity on commercially reasonable terms or at all.

We have no experience as a public company.

Prior to effectiveness of our registration statement on Form 10 in October 2014, we had never operated as a public company. ADOL has no prior experience in complying with the various rules and regulations, which are required of a publicly reporting company. As a result, we may not be able to operate successfully as a publicly reporting company, even if ADOL’s operations are successful.

We currently have only a small management team and staff, which could limit ADOL’s ability to effectively seize market opportunities and grow our business.

ADOL’s operations are subject to all of the risks inherent in a growing business enterprise, including the likelihood of operating losses. As a smaller company with a limited operating history, ADOL’s success will depend, among other factors, upon how ADOL will manage the problems, expenses, difficulties, complications and delays frequently encountered in connection with the growth of a business, including but not limited to channels of distribution, and current and future development. In addition, ADOL has only a small management team and staff to grow ADOL’s business and manage the risks inherent in a growing business enterprise. These factors could limit ADOL’s ability to effectively seize market opportunities and grow ADOL’s business.

We will incur increased costs as a result of being a public company. These costs will adversely impact ADOL’s results of operations.

As a public company, we will incur significant legal, accounting and other expenses that a private company does not incur. We estimate these costs to be approximately $150,000 annually and include the costs associated with having our financial statements prepared, audited and filed with the Securities and Exchange Commission (“SEC”) via EDGAR (the Electronic Data Gathering, Analysis, and Retrieval system) and XBRL (eXtensible Business Reporting Language) costs.

In addition, we will have costs associated with our transfer agent. The Sarbanes-Oxley Act of 2002 (SOX) and related rules resulted in an increase in costs of maintaining compliance with the public reporting requirements, as well as making it more difficult and more expensive for us to obtain directors’ and officers’ liability insurance. These added costs will delay the time in which we may expect to achieve profitability, if at all.

Our results of operations may vary significantly from period to period, which could cause the trading price of our common stock to decline if and when our common stock trades.

Our results of operations may vary significantly as a result of a number of factors, many of which are outside of our control and may be difficult to predict, including:

•	our ability to attract and retain new customers;

•	the budgeting cycles and purchasing practices of customers;

•	the timing and length of our sales cycles;

•	changes in customer or reseller requirements or market needs;

•	the timing and success of new product and service introductions by us or our competitors or any other change in the competitive landscape of the market, including consolidation among our customers or competitors;

•	insolvency or credit difficulties confronting our customers, affecting their ability to purchase or pay for our licenses, subscriptions and services;

•	the cost and potential outcomes of future litigation;

•	general economic conditions;

•	future accounting pronouncements or changes in our accounting policies or practices; and

•	the amount and timing of operating costs and capital expenditures related to the expansion of our business.

Any of the above factors, individually or in the aggregate, may result in significant fluctuations in our financial and other operating results from period to period. As a result of this variability, our historical results of operations should not be relied upon as an indication of future performance. Moreover, this variability and unpredictability could result in our failure to meet our operating plan or the expectations of investors or analysts for any period. There is currently no trading market for our common stock and there is no guarantee that one will be established. However, if we do establish a trading market for our common stock and if we fail to meet such expectations for these or other reasons, the market price of our common stock could fall substantially, and we could face costly lawsuits, including securities class action suits.

We are highly dependent on our Chairman, also serving as our interim Chief Executive Officer, and his loss could have a material adverse effect on ADOL’s business and results of operations. Further, we may not be able to attract qualified directors or officers to replace him or other key management personnel necessary to grow our business.

We are highly reliant on the services of our Chairman, also serving as interim Chief Executive Officer and Chief Innovations Officer; Paul Bulat, MD. If he left, it could have a material adverse effect on our business and results of operations. The Company has an employment agreement with Dr. Bulat that expires in December 2015, at which time we may seek to renew such agreement. Furthermore, we must continue to hire experienced managers to continue to grow our business. As a company with limited operating history, we may have difficulty attracting and retaining new individuals. If we are not successful in attracting management, it could have a material adverse effect on our ability to grow our business, which would adversely affect our results of operations and financial condition.

Potential conflicts of interest may result in loss of business which may result in the failure of the business.

Currently Mr. Hollander is a member of our Board of Directors and our CFO. Mr. Hollander is also the CFO and a director of Agritek Holdings, Inc., the CFO of 800 Commerce, Inc. and the CFO of Cabinet Grow, Inc., each of which is a public company, and is the sole member of Venture Equity, LLC, which provides accounting and company consulting services. Mr. Hollander is not obligated to commit his full time and attention to our business and accordingly, may encounter a conflict of interest in allocating his time between our company and those of other businesses. We estimate that Mr. Hollander will spend approximately 20 hours per week on matters related to the Company.

In general, officers and directors of a corporation are required to present business opportunities to the corporation if:

•	the corporation could financial undertake the opportunity;

•	the opportunity is within the corporation’s line of business; and

•	it would be unfair to the corporation and our stockholders not to bring the opportunity to the attention of the corporation.

We do not expect any conflict of interest with Mr. Hollander because the business activities of the aforementioned companies are different from our business activities.

Supporting a growing customer base could strain our personnel and corporate infrastructure, and if we are unable to scale our operations and increase productivity, we may not be able to successfully implement our business plan.

Our current management and human resources infrastructure is comprised of our Chairman, who also is serving as our interim CEO and several outsourced consultants. Our success will depend, in part, upon the ability of our Management to manage our proposed business effectively. To do so, we will need to hire, train and manage new employees as needed. To manage the expected domestic growth of ADOL’s operations and personnel, we will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. If we fail to successfully scale our operations and increase productivity, we will be unable to execute our business plan.

If we do not effectively manage changes in our business, these changes could place a significant strain on our management and operations.

To manage our growth successfully, we must continue to improve and expand our systems and infrastructure in a timely and efficient manner. Our controls, systems, procedures and resources may not be adequate to support a changing and growing company. If our management fails to respond effectively to changes and growth in our business, including acquisitions, this could have a material adverse effect on the Company’s business, financial condition, results of operations and future prospects.

Our business model is subject to change

We may elect to make hiring, marketing, pricing, and service decisions that could increase our expenses, affect our revenues and impact our overall financial results. Moreover, because our expense levels in any given quarter are based, in part, on management’s expectations regarding future revenues, if revenues are below expectations, the effect on our operating results may be magnified by our inability to adjust spending in a timely manner to compensate for a shortfall in revenues. The extent to which expenses are not subsequently followed by increased revenues would harm our operating results and could seriously impair our business.

ADOL’s directors and officers possess the majority of our voting power, and through this ownership, control our Company and our corporate actions.

Our current officers and directors as a group hold approximately 68% of the voting power of the outstanding shares of stock. These officers and directors have a controlling influence in determining the outcome of any corporate transaction or other matters submitted to our stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, election of directors, and other significant corporate actions. Such officers and directors may also have the power to prevent or cause a change in control. In addition, without the consent of these stockholders, ADOL could be prevented from entering into transactions that could be beneficial to us. The interests of these stockholders may give rise to a conflict of interest with the Company and the Company’s other shareholders. For additional details concerning voting power please refer to Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Legal proceedings to assert our intellectual property rights could require us to spend money and could impair our operations.

In the event that a competitor infringes upon our intellectual property rights, enforcing these rights may be costly, difficult, and time consuming. Even if successful, litigation to enforce our intellectual property rights or to defend our intellectual property rights against challenge could be expensive and time-consuming and could divert our management’s attention from our primary business. We may not have sufficient resources to enforce our intellectual property rights or to defend our patents or other intellectual property rights against a challenge. If we are unsuccessful in enforcing and protecting our intellectual property rights and protecting our products, it could harm our business, results of operations and financial condition.

We may encounter issues with privacy and security of personal information.

A substantial portion of our revenue comes from healthcare customers. Our software solutions may handle or have access to personal health information subject in the United States to HIPAA and related regulations. These statutes and related regulations impose numerous requirements regarding the use and disclosure of personal health information with which we must comply. Our failure to accurately anticipate or interpret these complex and technical laws and regulations could subject us to civil and/or criminal liability. We make every effort to comply with these and all relevant statutes and regulations. Such failure could adversely impact our ability to market and sell our software solutions to healthcare customers, and have a material adverse impact on our software operations, financial condition and statement of income.

We have limited licensing and marketing experience, sales force or distribution capabilities. We currently do not have any sales staff and even if we are unable to recruit key personnel to perform these functions, we may not be able to successfully commercialize our patents.

Our ability to produce revenues ultimately depends on our ability to sell our products and services. We currently have limited experience in marketing or selling our products and services. Developing a marketing and sales force is time-consuming and will involve the investment of significant amounts of financial and management resources, and could delay the launch of new products/services or expansion of existing product/service sales. In addition, we will compete with many companies that currently have extensive and well-funded marketing and sales operations. If we fail to establish successful marketing and sales capabilities or fail to enter into successful marketing arrangements with third parties, our ability to generate revenues will suffer.

Furthermore, even if we enter into marketing and distributing arrangements with third parties, these third parties may not be successful or effective in licensing and marketing our patents. If we fail to create successful and effective licensing, marketing and distribution channels, our ability to generate revenue and achieve our anticipated growth could be adversely affected. If these distributors experience financial or other difficulties, licensing of our patents could be reduced, and our business, financial condition and results of operations could be harmed.

Claims by others that we infringe their proprietary technology or other rights could harm our business.

Technology companies frequently enter into litigation based on allegations of patent infringement or other violations of intellectual property rights. In addition, patent holding companies seek to monetize patents they have purchased or otherwise obtained. As we attempt to gain an increasingly higher profile, the possibility of intellectual property rights claims against us grows. Third parties may assert claims of infringement of intellectual property rights against us. As of March 30, 2015, no claims have been made against us. Third parties may in the future also assert claims against our customers or channel partners, with whom we may have license and other agreements that could obligate us to indemnify against claims that our products infringe the intellectual property rights of third parties. While we intend to increase the size of our patent portfolio, others may now and in the future have significantly larger and more mature patent portfolios than we have. In addition, future litigation may involve patent holding companies or other patent owners who have no relevant product offerings or revenue and against whom our own patents may therefore provide little or no deterrence or protection. Any claim of intellectual property infringement by a third party, even a claim without merit, could cause us to incur substantial costs defending against such claim, could distract our management from our business and could require us to cease use of such intellectual property. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by the discovery process.

Although third parties may offer a license to their technology or other intellectual property, the terms of any offered license may not be acceptable, and the failure to obtain a license or the costs associated with any license could cause our business, financial condition and results of operations to be materially and adversely affected. In addition, some licenses may be non-exclusive, and therefore our competitors may have access to the same technology licensed to us. If a third party does not offer us a license to its technology or other intellectual property on reasonable terms, or at all, we could be enjoined from continued use of such intellectual property. As a result, we may be required to develop alternative, non-infringing technology, which could require significant time (during which we could be unable to continue to offer our affected products, subscriptions or services), effort, and expense and may ultimately not be successful. Furthermore, a successful claimant could secure a judgment or we may agree to a settlement that prevents us from distributing certain products, providing certain subscriptions or performing certain services or that requires us to pay substantial damages, royalties or other fees. Any of these events could harm our business, financial condition and results of operations.

If we are not able to adequately protect our patented rights, our operations would be negatively impacted.

Our ability to compete largely depends on the superiority, uniqueness and value of our technology and intellectual property. To protect our intellectual property rights, we rely on a combination of patent, and trade secret laws, confidentiality agreements with our employees and third parties, and protective contractual provisions. Further, we can give no assurances that infringement or invalidity claims (or claims for indemnification resulting from infringement claims) will not be asserted or prosecuted against us or that any such assertions or prosecutions will not materially adversely affect our business. Regardless of whether any such claims are valid or can be successfully asserted, defending against such claims could cause us to incur significant costs and could divert resources away from our other activities. In addition, assertion of infringement claims could result in injunctions that prevent us from distributing our products. Despite these efforts, any of the following may reduce the value of our intellectual property:

•	our applications for patents, trademarks and copyrights relating to our business may not be granted and, if granted, may be challenged or invalidated;

•	once issued, such issued trademarks, copyrights, or patents may not provide us with any competitive advantages;

•	our efforts to protect our intellectual property rights may not be effective in preventing misappropriation of our technology; or

•	our efforts may not prevent the development and design by others of products or technologies similar to or competitive with, or superior to those we develop.

Our ability to maintain customer satisfaction depends in part on the quality of our professional service organization and technical and other support services. Failure to maintain high-quality customer support could have a material adverse effect on our business, financial condition and results of operations.

Once our platform is deployed within our customers’ networks, our customers may depend on our technical and other support services, as well as the support of our channel partners, to resolve any issues relating to the implementation and maintenance of our platform. If we or our channel partners do not effectively assist our customers in deploying our platform, succeed in helping our customers quickly resolve post-deployment issues, or provide effective ongoing support, our ability to sell additional products, subscriptions or services as part of our platform to existing customers would be adversely affected and our reputation with potential customers could be damaged. Many larger organizations have more complex networks and require higher levels of support than smaller customers. If we fail to meet the requirements of our larger customers, it may be more difficult to execute on our strategy of upselling and cross selling with these customers. Additionally, if our channel partners do not effectively provide support to the satisfaction of our customers, we may be required to provide this level of support to those customers, which would require us to hire additional personnel and to invest in additional resources. We are also in the process of expanding our professional services organization. It can take significant time and resources to recruit, hire, and train qualified technical support and professional services employees. We may not be able to hire such resources fast enough to keep up with demand, particularly when the sales of our platform exceed our internal forecasts. To the extent that we or our channel partners are unsuccessful in hiring, training, and retaining adequate support resources, our ability and the ability of our channel partners to provide adequate and timely support to our customers will be negatively impacted, and our customers’ satisfaction with our platform will be adversely affected.

We may or may not be able to capitalize on potential market opportunities related to our licensing strategy or our patent portfolio.

Our business strategy calls for us to enter into licensing relationships with the leading companies in our target market in order to reach a larger end-user base than we could reach through direct sales and marketing efforts. There can be no assurance that we will be able to capitalize on the potential market opportunity. Our inability to generate licensing revenues associated with the potential market opportunity could result from a number of factors, including, but not limited to:

•	our capital resources may be insufficient;

•	our management team may not have sufficient bandwidth to successfully capitalize on all of the opportunities identified; and

•	we may not be successful in entering into licensing relationships with our targeted customers on commercially acceptable terms.

Intellectual property rights do not necessarily address all potential threats to our competitive position.

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations, and may not adequately protect our business, or permit us to maintain our competitive position. We may face, among others, the following threats or challenges:

•	Others may be able to develop technology or systems that are similar to our products and systems but that are not covered by the claims of the patents that we own or have exclusively licensed.

•	Others may assert an ownership interest in any of our intellectual property rights or raise an inventorship issue with respect to our patent filings. No such claims have been raised to date.

•	We or our licensors, or contracted entities might not have been the first to make the inventions covered by the issued patent or pending patent application that we own or have exclusively licensed.

•	Although we are unaware of any such conflicts, we or our licensors or contracted entities might not have been the first to file patent applications covering certain of our inventions.

•	Others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our intellectual property rights.

•	Our pending patent applications may not lead to issued patents.

•	Issued patents that we own or have exclusively licensed may not provide us with any competitive advantages, or may be held invalid or unenforceable, as a result of legal challenges by our competitors. To date no such claims have been made.

•	Our competitors might conduct research and development activities in countries where we do not have patent rights and then use the information learned from such activities to develop competitive products for sale in our major commercial markets. We current only have U.S. patent rights.

•	We may not develop additional proprietary technologies that are patentable.

•	The patents of others may have an adverse effect on our business.

Our current research and development efforts may not produce successful products or enhancements to our platform that result in significant revenue, cost savings or other benefits in the near future, if at all.

We must continue to dedicate significant financial and other resources to our research and development efforts if we are to establish, then maintain a competitive position. However, developing products and enhancements to our platform is expensive and time consuming, and there is no assurance that such activities will result in significant new marketable products or enhancements to our platform, design improvements, cost savings, revenue or other expected benefits. If we spend significant time and effort on research and development and are unable to generate an adequate return on our investment, our business and results of operations may be materially and adversely affected.

Changes in U.S. patent law could diminish the value of patents in general, thereby impairing our ability to protect our products.

Obtaining and enforcing patents is costly, time-consuming and inherently uncertain. In addition, Congress may pass patent reform legislation. The U.S. Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on decisions by the U.S. Congress, the federal courts, and the U.S. Patent and Trademark Office, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future. If we are unable to obtain new patents or enforce our existing patents, our business, financial condition, and results of operations would adversely affect our financial condition.

Risks Related to the Securities Markets and Ownership of Our Common Stock

We cannot assure you that a market will develop for our common stock or what the market price of our common stock will be.

There is no established public trading market for our securities. Hence, there is no central place, such as a stock exchange or electronic trading system, to resell your common stock. It is our plan to utilize a market maker who will apply to have our common stock quoted on the over the counter market operated by the OTC Markets Group. We intend to apply for the OTCQB level of such market (“OTCQB”) To be eligible to trade on OTCQB, companies are required to meet a ($.01) bid price test, provide information based upon their reporting standard (SEC Reporting, Bank Reporting or International Reporting), and submit an annual OTCQB Certification signed by the company CEO or CFO. In the event we do not meet the eligibility requirements for the OTCQB we will apply for trading on the OTC Markets Pink level of quotation.

Our shares are not and have not been listed or quoted on any exchange or quotation system. There can be no assurance that a market maker will agree to file the necessary documents with FINRA, nor can there be any assurance that such an application for quotations will be approved or that a regular trading market will develop or that if developed, will be sustained. In the absence of a trading market, an investor will be unable to liquidate his investment except by private sale.

Failure to develop or maintain a trading market could negatively affect the value of our common stock in the hands of our investors and make it difficult or impossible for you to sell your shares. Even if a market for common stock does develop, the market price of common stock may be highly volatile. In addition to the uncertainties relating to future operating performance and the profitability of operations, factors such as variations in interim financial results or various, as yet unpredictable, factors, many of which are beyond our control, may have a negative effect on the market price of our common stock.

If and when a market for our common stock develops, the price of our common stock may be volatile, and the value of an investment could decline.

Technology stocks have historically experienced high levels of volatility. If we are able to obtain a trading symbol and have our shares of common stock quoted on the OTCQB, the trading price of our common stock may fluctuate substantially. The market price of our common stock may be higher or lower than the price paid for shares of our common stock, depending on many factors, some of which are beyond our control and may not be related to our operating performance. These fluctuations could cause an investor to lose all or part of their investment in our common stock. Factors that could cause fluctuations in the future trading price of our common stock include the following:

•	announcements of new products, services or technologies, commercial relationships, acquisitions or other events by us or our competitors;

•	price and volume fluctuations in the overall stock market from time to time;

•	significant volatility in the market price and trading volume of technology companies in general and of companies in our industry in particular;

•	fluctuations in the trading volume of our shares or the size of our public float;

•	actual or anticipated changes or fluctuations in our results of operations;

•	whether our results of operations meet the expectations of securities analysts or investors;

•	actual or anticipated changes in the expectations of investors or securities analysts;

•	litigation involving us, our industry, or both;

•	regulatory developments in the United States;

•	general economic conditions and trends;

•	major catastrophic events;

•	sales of large blocks of our common stock; or

•	departures of key personnel.

In addition, if the market for technology stocks or the stock market in general experiences a loss of investor confidence, the trading price of our common stock could decline for reasons unrelated to our business, results of operations or financial condition. The trading price of our common stock might also decline in reaction to events that affect other companies in our industry even if these events do not directly affect us. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. If our stock price is volatile, we may become the target of securities litigation. Securities litigation could result in substantial costs and divert our management’s attention and resources from our business. This could have a material adverse effect on our business, results of operations and financial condition.

Sales of substantial amounts of our common stock in the public markets, if established, or the perception that such sales might occur, could reduce the price that our common stock might otherwise attain and may dilute your voting power and your ownership interest in us.

There is currently no public trading market for our common stock, however, we hope that one will be established in the future. Sales of a substantial number of shares of our common stock in the public market in the future, or the perception that such sales could occur, could adversely affect the market price of our common stock, when and if established, and may make it more difficult for you to sell your common stock at a time and price that you deem appropriate. As of December 31, 2014, we had approximately 19,291,464 shares of common stock outstanding on a fully diluted basis, including the conversion of 3,500,000 shares of Class A preferred stock into 7,000,000 shares of common stock and the conversion of convertible promissory notes of $119,055 into 119,055 shares of common stock and excludes outstanding vested options to purchase 4,251,185 shares of common stock.

We may issue our shares of common stock or securities convertible into our common stock from time to time in connection with a financing, acquisition or otherwise. Any such issuance could result in substantial dilution to our existing stockholders and cause the trading price of our common stock to decline.

We do not intend to pay dividends for the foreseeable future.

We have never paid dividends on our common stock. Also, we do not currently anticipate paying cash dividends in the foreseeable future. The payment of dividends on our common stock will depend on earnings, financial condition and other business and economic factors affecting it at such time as the board of directors may consider relevant. Our current intention is to apply net earnings, if any, in the foreseeable future to increasing our capital base and development and marketing efforts. There can be no assurance that the Company will ever have sufficient earnings to declare and pay dividends to the holders of our common stock, and in any event, a decision to declare and pay dividends is at the sole discretion of our board of directors. If we do not pay dividends, our common stock may be less valuable because a return on your investment will only occur if its stock price appreciates.

The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified board members.

As a public company, we will be subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, and other applicable securities rules and regulations. Compliance with these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly, and increase demand on our systems and resources. Among other things, the Exchange Act requires that we file annual, quarterly and current reports with respect to our business and results of operations and maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could harm our business and results of operations. Although we have already hired a Chief Financial Officer to comply with these requirements, we may need to hire even more employees in the future, which will increase our costs and expenses.

In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs, and making some activities more time consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations, and standards, and this investment will increase our general and administrative expense and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations, and standards are unsuccessful, regulatory authorities may initiate legal proceedings against us and our business may be harmed.

We also expect that being a public company and these new rules and regulations will make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified executive officers and members of our board of directors.

We are an “emerging growth company,” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

For so long as we remain an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act, or the JOBS Act, we may take advantage of certain exemptions from various requirements that are applicable to public companies that are not “emerging growth companies,” including not being required to comply with the independent auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We will remain an “emerging growth company” until the earliest of (i) the last day of the fiscal year following the fifth anniversary of the completion of offering public offering, (ii) the last day of the first fiscal year in which our annual gross revenue is $1 billion or more, (iii) the date on which we have, during the previous rolling three-year period, issued more than $1 billion in non-convertible debt securities or (iv) the date on which we are deemed to be a “large accelerated filer” as defined in the Exchange Act. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock, and our stock price may be more volatile and may decline.

In addition, the JOBS Act also provides that an “emerging growth company” can take advantage of an extended transition period for complying with new or revised accounting standards. We have elected to adopt these reduced disclosure requirements.

As an “emerging growth company” under the JOBS Act, we are permitted to rely on exemptions from certain disclosure requirements.

We qualify as an “emerging growth company” under the JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, we will not be required to:

•	have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;

•	comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);

•	submit certain executive compensation matters to shareholder advisory votes, such as “say-on-pay” and “say-on-frequency;” and

•	disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive’s compensation to median employee compensation.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards.

We will remain an “emerging growth company” we will remain an emerging growth company from up to the last day of the fifth anniversary of your first registered sale of common equity securities, or until the earliest of (i) the last day of the first fiscal year in which our total annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, which would occur if the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

As a result of becoming a public reporting company, we will be obligated to implement and maintain proper and effective internal control over financial reporting. We may not complete our analysis of our internal control over financial reporting in a timely manner, or these internal controls may not be determined to be effective, which may adversely affect investor confidence in our company and, as a result, the value of our common stock if and when it is publicly traded.

We will be required, pursuant to the Exchange Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for the first fiscal year beginning after the effective date of this registration statement. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting.

In connection with the preparation of our audited consolidated financial statements for the year ended December 31, 2014, we identified material weaknesses relating to our internal control over the financial reporting process and information technology.

During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting that we are unable to remediate before the end of the same fiscal year in which the material weakness is identified, we will be unable to assert that our internal controls are effective. If we are unable to assert that our internal control over financial reporting is effective, or if our auditors, when required, are unable to attest to management’s report on the effectiveness of our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which would cause the price of our common stock to decline when and if a trading market is established.

As a publicly reporting company, we will be required to disclose material changes made in our internal control and procedures on a quarterly basis. However, our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act until the later of (i) the year following our first annual report required to be filed with the SEC, (ii) the date we are no longer an “emerging growth company” as defined in the JOBS Act, if we take advantage of the exemptions contained in the JOBS Act or (iii) we are no longer a smaller reporting company. To comply with the requirements of being a public company, we may need to undertake various actions, such as implementing new internal controls and procedures and hiring accounting or internal audit staff.

Our charter documents and Delaware law could discourage takeover attempts and lead to management entrenchment.

Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that could delay or prevent a change in control of our company. These provisions could also make it difficult for stockholders to elect directors who are not nominated by the current members of our board of directors or take other corporate actions, including effecting changes in our management. These provisions include:

•	the ability of our board of directors to issue shares of preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquiror;

•	the exclusive right of our board of directors to elect a director to fill a vacancy created by the expansion of our board of directors or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our board of directors;

•	the requirement for the affirmative vote of holders of a majority of the voting power of all of the then outstanding shares of the voting stock, voting together as a single class, to amend the provisions of our amended and restated certificate of incorporation relating to the management of our business or certain provisions of our amended and restated bylaws, which may inhibit the ability of an acquiror to effect such amendments to facilitate an unsolicited takeover attempt;

•	the ability of our board of directors to amend the bylaws, which may allow our board of directors to take additional actions to prevent an unsolicited takeover and inhibit the ability of an acquiror to amend the bylaws to facilitate an unsolicited takeover attempt; and

•	advance notice procedures with which stockholders must comply to nominate candidates to our board of directors or to propose matters to be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquiror from conducting a solicitation of proxies to elect the acquiror’s own slate of directors or otherwise attempting to obtain control of us.

Our common stock if it becomes listed on the OTCQB will be considered “penny stock” and may be difficult to sell.

The SEC has adopted Rule 3a51-1, which establishes the definition of a “penny stock” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share and trades on a national market system with certain initial quantitative listing standards, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, Rule 15g-9 requires:

•	that a broker or dealer approve a person’s account for transactions in penny stocks; and

•	that the broker or dealer receives from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

•	In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

•	obtain financial information and investment experience objectives of the person; and

•	make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form:

•	sets forth the basis on which the broker or dealer made the suitability determination; and

•	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock. In addition, since the common stock will be traded on the OTCQB Marketplace, investors may find it difficult to obtain accurate quotations of the common stock and may experience a lack of buyers to purchase such stock or a lack of market makers to support the stock price.

Our operating history makes it difficult for you to evaluate the merits of our ongoing business prospects.

Our revenues were $496,446 and $425,918 for the years ended December 31, 2014 and 2013, respectively. For the years ended December 31, 2014 and 2013 we had net losses of $1,687,205, and $4,724,950, respectively. You have no assurance we will be able to generate sufficient revenues from our business to reach a break-even level or to become profitable in future periods. We are subject to the risks inherent in any new business in a highly competitive marketplace. Products and services that we have recently introduced or plan to introduce in the near future increase our new-business risks and your difficulty in assessing our prospects. You must consider the likelihood of our success in light of the problems, uncertainties, unexpected costs, difficulties, complications and delays frequently encountered in developing and expanding a new business and the competitive environment in which we operate. If we fail to successfully address these risks, our business, financial condition and results of operations would be materially harmed.

Our stockholders may experience significant dilution if future equity offerings are used to fund operations or acquire complementary businesses.

If our future operations or acquisitions are financed through the issuance of equity securities, our stockholders could experience significant dilution. In addition, securities issued in connection with future financing activities or potential acquisitions may have rights and preferences senior to the rights and preferences of our common stock. We also have established an equity incentive plan for our management and employees. We have granted options to purchase shares of our common stock, and we may grant additional options and stock awards in the future. The issuance of shares of our common stock form the granting of stock awards and upon the exercise of these options may result in dilution to our stockholders.

We could issue “blank check” preferred stock without stockholder approval with the effect of diluting then current stockholder interests and impairing their voting rights, and provisions in our charter documents and under Delaware law could discourage a takeover that stockholders may consider favorable.

Our certificate of incorporation, as amended, provides for the authorization to issue up to 15,000,000 shares of “blank check” preferred stock with designations, rights and preferences as may be determined from time to time by our board of directors. Our board of directors is empowered, without stockholder approval, to issue one or more series of preferred stock with dividend, liquidation, conversion, voting or other rights which could dilute the interest of, or impair the voting power of, our common stockholders. In consideration of a Patent Assignment Agreement, the Company issued to Dr. Paul Bulat, 3,500,000 shares of Class A Preferred Stock that have voting rights to cast fifteen (15) votes for each share held of record on all matters submitted to a vote of holders of the Corporation’s common stock, including the election of directors, and all other matters as required by law and at Mr. Bulat’s option convert to 7,000,000 shares of common stock. The issuance of any additional class of preferred stock could be used as a method of discouraging, delaying or preventing a change in control. For example, it would be possible for our board of directors to issue preferred stock with voting or other rights or preferences that could impede the success of any attempt to change control of our company. In addition, advanced notice is required prior to stockholder proposals.

The Financial Industry Regulatory Authority, or FINRA, sales practice requirements may also limit a stockholder’s ability to buy and sell our stock.

In addition to the Penny Stock Rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

A significant amount of our issued and outstanding shares of common stock are restricted securities and may not be freely resold to the public. When the restriction on any or all of these shares is lifted, and the shares are sold in the open market, if a market then exists for our common stock, the price of our common stock could be adversely affected.

A significant amount of our issued and outstanding shares of common stock are “restricted securities” as defined under Rule 144 promulgated under the Securities Act of 1933, as amended, and may only be sold pursuant to an effective registration statement or an exemption from registration, if available. Although Rule 144 may not be immediately available to permit resale of such shares, once available, and given the number of shares that would no longer be restricted, sales of shares by our shareholders, whether pursuant to Rule 144 or otherwise, could have an immediate negative effect upon the price of our common stock if a trading market for our common stock has been established at that time.

When we issue additional shares in the future, it will likely result in the dilution of our existing stockholders.

Our certificate of incorporation, as amended, authorizes the issuance of up to 100,000,000 shares of common stock with a $0.01 par value and 15,000,000 preferred shares with a par value of $0.01. As of March 30, 2015, 12,172,409 shares of common stock were issued and outstanding, 3,500,000 shares of Series A Convertible Preferred Stock were issued and outstanding and 179,667 shares of Series B Convertible Preferred Stock were outstanding. If we issue any additional shares, such issuance will cause a reduction in the proportionate ownership and voting power of all current stockholders. Further, such issuance may result in a change of control of our corporation.

Moreover, in the past, we have issued options to acquire shares of common stock. As of March 30, 2015, we had options to purchase an aggregate of 4,262,360 shares of our common stock. In addition, the issuance of any shares for acquisition, licensing or financing efforts, or exercise of warrants and options and issuance of stock award grants pursuant to our equity compensation plans, or otherwise may result in a reduction of the book value and market price of the outstanding shares of our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable to a smaller reporting company.

ITEM 2. DESCRIPTION OF PROPERTY

The Company utilizes office space in Fairhaven, Massachusetts that is leased from a third party by SLEA, the tenant of the space. Effective January 1, 2014, the Company began making monthly rent payments of $5,880 owed by SLEA.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any material litigation nor any litigation threatened against ADOL that may materially affect us. However, PDRx is a plaintiff in a law suit against HealthBridge Management, Inc, The Action was instituted on October 22, 2012, in Massachusetts Superior Court, County of Bristol and on December 7, 2012, and was moved to Federal Court on the basis of diversity jurisdiction. PDRx is seeking relief from a breach of contract claim for $1,355,220 for services rendered. HealthBridge has answered the claim with a countersuit against PDRx. The outcome is unknown, legal expenses have been incurred by PDRx and additional expenses will be forthcoming.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Market Information

There is currently no public trading market for our Common Stock and no such market may ever develop.

(b) Holders

The number of record holders of our common stock as of March 15, 2015 is 53.

(c) Dividends

The Company did not declare any cash dividends for the years ended December 31, 2014 and 2013. Our Board of Directors does not intend to distribute any cash dividends in the near future. The declaration, payment and amount of any future dividends will be made at the discretion of the Board of Directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors as the Board of Directors considers relevant. There is no assurance that future dividends will be paid, and if dividends are paid, there is no assurance with respect to the amount of any such dividend.

(d) Securities authorized for issuance under equity compensation plans

None.

Recent Sales of Unregistered Securities

On April 3, 2014, the Company received proceeds of $26,250 from the sale of 35,000 shares of Series B Preferred Stock. The shares were issued at $0.75 per share.

On June 18, 2014, pursuant to a consulting agreement, the Company issued 911,233 shares of common stock to Makena.

On July 2, 2014, the Company received proceeds of $6,000 from the sale of 8,000 shares of Series B Preferred Stock. The shares were issued at $0.75 per share.

On August 18, 2014, the Company issued 136,667 shares of Series B Preferred Stock in satisfaction of $102,500 of accrued and unpaid consulting fees. The shares were issued at $0.75 per share.

On December 12, 2014, the Company issued 10,000 shares of common stock in satisfaction of consulting services provided. During the year ended December 31, 2014, the Company recorded an expense of $5,000 for the issuance, based on a per share price in the most recent private placements of $0.50 per share.

Also on December 12, 2014, the Company issued 10,000 shares of common stock to two employees in recognition for services performed in the past. Each received 5,000 shares of common stock under the Company’s 2011 Stock Option/Issuance Plan. The Company recorded an expense of $5,000 for the issuance, based on a per share price in the most recent private placements of $0.50 per share.

In June 2013, the Company cancelled fully vested options to purchase 2,071,471 shares of common stock and issued 2,821,633 shares of common stock, including 2,000,000 shares issued to its’ Chief Executive Officer and President. The Company compared the fair value of the options cancelled and the common stock awarded and determined that no additional compensation was required to be recognized because the fair value of the common stock issued did not exceed the fair value of the cancelled options immediately prior to the cancellation and award. The Company also issued in the aggregate 250,000 shares of common stock to three individuals for services rendered to the Company. The Company recorded an expense of $125,000 for the issuance, based on a per share price in recent private placements of $0.50 per share.

On June 7, 2013, the Company amended its’ Articles of Incorporation to increase the number of authorized shares to 17,500,000 of common stock, par value $.01 per share.

On June 20, 2013, the Company amended its’ Articles of Incorporation to increase the number of authorized shares to 100,000,000 consisting of 95,000,000 shares of common stock, par value $0.01 per share and 5,000,000 shares of preferred stock. The preferred stock may be created in any number of series and issued from time to time, with such designations, preferences, rights and restrictions as shall be stated in resolutions adopted by the Board of Directors.

On June 30, 2013, the Company issued 11,748 shares of common stock for services. The Company recorded an expense of $5,874 for the issuance, based on a per share price in recent private placements of $0.50 per share. Also on June 30, 2013 the Company issued 4,500 shares of common stock in payment of accounts payable of $2,250. The shares were issued at $0.50 per share.

From July 2013 to September 2013, pursuant to a Private Placement Memorandum (“PPM”) the Company sold 740,000 shares of common stock for $0.50 per share for gross proceeds of $370,000.

On September 30, 2013, the Company issued 100,000 shares of common stock in settlement of accrued and unpaid legal fees of $49,995 (See note 9). The shares were issued at $0.50 per share.

On October 7, 2013, the Company issued 867,923 shares of common stock to Venture Equity for the services of Mr. Barry Hollander as CFO of the Company (see note 6).

On November 18, 2013, the Company amended its Articles of Incorporation to increase the number of authorized shares to 115,000,000 consisting of 100,000,000 shares of common stock, par value $0.01 per share and 15,000,000 shares of preferred stock, par value $0.01 per share.

On November 13, 2013, the Board of Directors of the Company authorized the Company to sell 4,000,000 shares of Series B Convertible Redeemable Preferred Stock (the “Series B Preferred Stock”), at $0.75 per share.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable to a smaller reporting company.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes appearing in this annual report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this annual report on Form 10-K, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this annual report on Form 10-K, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

The independent auditor’s report on our financial statements for the years ended December 31, 2014 and 2013 includes a “going concern” explanatory paragraph that describes substantial doubt about our ability to continue as a going concern. Management’s plans in regard to the factors prompting the explanatory paragraph are discussed below and also in Note 10 to the audited consolidated financial statements.

While our financial statements are presented on the basis that we are a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time, our auditors have raised a substantial doubt about our ability to continue as a going concern.

General

The Company, through PDRx, currently provides weekday after hour and weekend physician coverage services to the primary care physicians at nursing homes and extended care facilities (“ECFS”). During our hours of operation nurses may call our facility to manage the care of a specific patient. Our physicians are located at a call center and interact with the nurse, family, and patient via phone and/or video. Our services are paid by the facility on a monthly basis, pursuant to annual contracts. These facilities on average pay us $1,800 a month. This fee arrangement covers all services to the nursing home regardless of the number of calls. Our physicians are paid hourly as independent contractors for their services. The company also has a contract with Senior Whole Health (“SWH”), a senior care organization. If any patient at one of our contracted facilities is a member of SWH, SWH compensates the Company $2 per day for that patient and the Company issues a credit to the nursing home or ECF for the amount received from SWH for member patients at their facility.

Results of Operations

For the year ended December 31, 2014 compared to December 31, 2013

Revenues

Revenues for the years ended December 31, 2014 and 2013 were $496,446 and $425,918, respectively, and were comprised of the following:

	Year ended December 31,
	2014	2013
Telemedicine	$395,129	$347,840
Consulting	25,012	40,448
Other Services	76,305	37,630
Total	$496,446	$425,918

The increase of $70,528 includes increases of $15,840 for physical examinations (included in other services) that were not provided until April 2013 and therefore were not included in the full year ended December 31, 2013, $27,465 from a new telemedicine contract and $27,223 due to the fluctuation that occurred for the year ended December 31, 2014 to 2013 due to patient census and patient encounters for such facilities.

Operating Expenses

Operating expenses were $2,127,448 for the year ended December 31, 2014 compared to $5,143,660 for the year ended December 31, 2013.

	Year ended December 31,
	2014	2013
Administration and management fees	$437,967	$218,855
Stock compensation expense	792,227	4,105,546
Professional and consulting fees	650,753	606,772
Rent and occupancy costs	48,410	23,758
Travel and entertainment	32,412	26,918
Insurance	55,251	49,890
Depreciation and amortization	23,971	30,224
General and other administrative	86,457	81,697
	$2,127,448	$5,143,660

Included in administrative and management fees for the year ended December 31, 2014 is $120,000 and $96,000 in management fees for Mr. Bulat and our CFO, respectively, compared to $33,000 for our CFO for the year ended December 31, 2013. The increase is a result of the Company, effective January 1, 2014, began accruing $10,000 per month to Mr. Bulat and the Board agreeing to increase the monthly compensation to our CFO from $5,000 to $8,000 per month. Also included in administration and management fees for the year ended December 31, 2014 is $73,652 in administrative salaries compared to $57,900 for the year ended December 31, 2013. The increase in 2014 is primarily a result of the Company allocating $33,812 of administrative salaries to SLEA during the year ended December 31, 2013.

	Year ended December 31,
	2014	2013
Salary, former CEO, resigned October 2014	$148,315	$127,954
Management Fees	216.000	33,000
Salary, Other	73,652	57,900

Stock compensation expense is comprised of the following:

	Year ended December 31,
	2014	2013
Amortization of 2011 stock option grants	$32,873	$102,101
Amortization of 2012 stock option grants	57,584	57,582
Amortization of 2013 stock option grants	19,172	—
2013 stock option grants	—	114,683
Patents purchased (1)	—	3,483,325
Amortization of deferred equity compensation(2)	216,981	216,981
Stock grants(3)	465,617	130,874
	$792,227	$4,105,546

(1) On October 23, 2013, pursuant to a Patent Purchase Agreement, the Company issued 3,500,000 shares of Series A Convertible Preferred Stock. The Company recorded an expense of $3,483,325 for the year ended December 31, 2013, and has included $16,675 (the inventor’s cost basis) in patents pending on the consolidated balance sheet presented herein. The amounts were based on the conversion feature of the Series A Preferred Stock, whereby the holder, in his sole discretion is entitled to convert the 3,500,000 shares of Series A Preferred Stock to 7,000,000 shares of Company common stock. The Company valued the common stock at $0.50 per share, the same value as the most recent sales of common stock.

(2) During 2013, the Company issued 867,924 shares of common stock to the CFO, of which 347,170 shares immediately vested and 520,754 shares were initially recorded as deferred equity compensation. The shares of common stock were valued at $0.50 per share. The 2013 expense is comprised of $173,585 for the shares that vested upon their issuance and $43,396 for the amortization of the shares being amortized. The 2014 expense of $216,981 is the amortization of the remaining deferred equity compensation.

(3) Shares of common stock issued during the year ended December 31, 2014, in the aggregate of 931,234 to four individuals for services rendered to the Company. The shares of common stock were valued at $0.50 per share. During the year ended December 31, 2013, the Company issued 261,748 shares of common stock to four individuals. The shares were valued at $.50 per share.

Professional and consulting fees increased to $650,753 for the year ended December 31, 2014 compared to $606,772 for the year ended December 31, 2013 and is comprised of the following:

	Year ended December 31,
	2014	2013
Outside services fees	$421,620	$273,129
Consulting fees	125,000	191,623
Legal fees	80,633	102,886
Accounting fees	23,500	39,134
	$650,753	$606,772

Outside services fees increased for the year ended December 31, 2014 primarily as result of fees accrued for our Chief Medical Officer (“CMO”) of $72,000, Assistant Chief Medical Officer (“ACMO”) of $58,800 and Chief Technology Officer (“CTO”) of $72,000 that were hired in June 2013 and therefore were not included in the full year ended December 31, 2013. For the year ended December 31, 2013 the Company accrued fees for our CMO, ACMO and CTO of $40,500, $30,625 and $36,000, respectively. Also included in outside services are cost associated with providing physical examinations of $36,387 for the year ended December 31, 2014 compared to $19,868 for the year ended December 31, 2013. The physical examinations began commencing in April 2013 and therefore were not included in the full year ended December 31, 2013.

Consulting fees for the year ended December 31, 2014 were comprised of fees accrued pursuant to a Consulting Agreement of $102,500, fees related to preparing the Company to become publicly traded of $12,500 and $10,000 pursuant to a consulting agreement with ipCG. The consulting fees for the year ended December 31, 2013 is primarily a result of $140,000 pursuant to consulting agreements with ipCG relating to the Company’s intellectual property and related matters, expenses of $47,100 incurred for assisting the Company in preparing to become a public company.

Legal fees for the year ended December 31, 2013 were higher primarily due to the costs associated with the Company’s lawsuit against Healthbridge Management, Inc and general legal matters. Accounting fees were higher for the year ended December 31, 2013, as the cost included costs related to preparing to become publicly traded.

Rent and occupancy costs increased to $48,410 for the year ended December 31, 2014 compared to $23,758 for the year ended December 31, 2013 is a result of the Company, effective January 1, 2014, making monthly rent payments of $5,880 owed by SLEA. Although the Company paid $70,562 in rent expense for the year ended December 31, 2014, $35,281 was allocated to SLEA.

General and other administrative costs for the year ended December 31, 2014 were $86,457 compared to $81,697 for the year ended December 31, 2013. Expenses for the year ended December 31, 2014 include financing fees of $22,675, payroll costs of $18,114, internet and software costs of $12,469, office supplies and expense of $10,686, transfer agent and filing fees of $3,096 and $21,586 of other general and administrative costs.

Net Loss

For the years ended December 31, 2014 and 2013, our net loss was $1,687,205 and $4,724,950, respectively. The decrease in net loss in 2014 was due primarily to the decrease in total operating expenses, offset by increased revenues, as described above.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As of December 31, 2014 the Company had an accumulated deficit of $16,064,010 and a working capital deficit of $983,723. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Liquidity and Capital Resources

As of December 31, 2014, the Company had $153,500 in current assets, consisting of $49,898 in cash and $103,602 in accounts receivable. As of December 31, 2014, the Company had $1,137,223 in current liabilities consisting of accounts payable and accrued expenses of $607,221, accounts payable and accrued expense, related party of $297,411 Series B convertible preferred stock obligation of $179,667 and deferred rent expense of $52,924. Long term debt is comprised of convertible notes of $119,055 payable to our Chairman for loans made to the Company or expenses paid on behalf of the Company (the “Bulat Notes”). The Bulat Notes accrue interest at 5% per year and are due on their three year anniversary (the “Maturity Date”) of the issuance date.

Net cash used in operating activities was $71,772 for the year ended December 31, 2014 compared to $373,662 for the year ended December 31, 2013. The net loss for the year ended December 31, 2014 of $1,687,205 was impacted by non-cash items of stock-based compensation of $792,227, amortization and depreciation expenses of $23,971 and non-cash interest expense $44,917 for the fair value of the issuances of Series B preferred stock in excess of the amounts received or settled. Changes in operating assets and liabilities were comprised of a decrease of $12,500 in prepaid expenses, a decrease in accounts receivable of $12,315 an increase in accounts payable and accrued expenses of $676,579 and an increase in deferred rent expense of $52,924.

Negative cash flow from operations for 2013 was due to the net loss of $4,724,950, increases of $12,500 and $61,491 in prepaid expenses and accounts receivable, respectively, offset by the non-cash stock-based compensation of $4,105,546, amortization and depreciation expenses of $30,224 and an increase in accounts payable and accrued expenses of $289,509.

Net cash used in investing activities was $22,361 compared to $12,726 for the years ended December 31, 2014 and 2013, respectively. The cash flows from investing activities during the year ended December 31, 2014 and 2013 were due to costs associated with the Company’s patents and pending patents.

Net cash provided by financing activities was $47,250 and $474,055 for the years ended December 31, 2014 and 2013, respectively. The 2014 activity was comprised of proceeds received from the sale of Series B Preferred Stock and proceeds of $15,000 from advances from a related party.

The cash flows from financing activities for the year ended December 31, 2013 were a result of proceeds from the sale of 740,000 shares of common stock at $.50 per share, or $370,000, proceeds of $105,055 from convertible notes issued to a related party; offset by repayments of $1,000 on convertible notes to the same related party.

We anticipate that we will need a minimum of $180,000 to continue our operations for the next twelve (12) months. ADOL currently plans to satisfy its cash requirements for the next 12 months though it’s current cash, sales, and raising funds in capital raise transactions and if necessary by borrowing from its officers and directors or companies affiliated with its officers and directors. ADOL believes it will meet its cash requirements although it has no agreements in place for a capital raise transaction or from any of its officers or directors.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements are prepared in accordance with Generally Accepted Accounting Principles in the United States of America. The consolidated financial statements of the Company include the Company and PDRx. All material inter-company balances and transactions have been eliminated.

ADOL receives fees pursuant to a Management Services and License Agreement with PhoneDOCTORx, LLC (“PDRx”). PDRx, is a Massachusetts limited liability company, owned by five physicians, who collectively own over 70% of ADOL. Based on the common control and ownership of ADOL and PDRx, PDRx is considered a variable interest entity, of which ADOL is the primary beneficiary. Accordingly, these condensed consolidated financial statements include the accounts of PDRx. ADOL exerts no influence on, or has any involvement in the practice of medicine by PDRx’s clinical staff.

Variable Interest Entity

The Company determined that it was the primary beneficiary of PDRx based primarily on qualitative factors. Specifically, PDRx was formed at the direction of the Company. PDRx is managed and effectively controlled, other than related to the provision of medical services, by the Company through common ownership, and a substantial portion of PDRx revenues accrue to the Company in the form of management fees. The carrying value of the assets and liabilities of PDRx included in the accompanying condensed consolidated balance sheets as of December 31, 2014 and December 31, 2013 are as follows:

	2014	2013
Cash	$9,977	$73,234
Accounts receivable	89,252	107,778
Total current assets	99,229	181,012
Property and equipment, net	825	1,523
Total assets	$100,054	$182,535

Accounts payable and accrued liabilities	$441,424	$176,567
Due to related party	78,800	24,800
Total current liabilities	$520,224	$201,367

Accounts Receivable

Pursuant to licenses entered into by PDRx and their customers, the Company bills the customer monthly and records the corresponding accounts receivable due from its licensees. The Company extends credit of up to forty five (45) days from invoice date. The Company provides allowance for losses through a provision for losses charged to expenses. Receivables are charged against the allowance for losses when management believes collectability of the principal is unlikely. The allowance is an amount that management believes will be adequate to absorb estimated losses on existing receivables, based on evaluation of the collectability of the accounts and prior loss experience. While management uses the best information available to make its evaluations, this estimate is susceptible to significant change in the near term. The Company has not recorded an allowance for losses as of December 31, 2014 and 2013, as management deemed all accounts receivable to be collectible.

Patents

The Company capitalizes legal fees and filing costs associated with the development and filing of its patents. Patents are generally amortized over an estimated useful life of 17 years using the straight-line method beginning on the issue date. Amortization expense of $5,489 and $5,452 was recorded during the years ended December 31, 2014 and 2013, respectively.

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

Advertising

The Company records advertising costs as incurred. For the years ended December 31, 2014 and 2013, advertising expense, included in general and administrative expense, was $1,963 and $5,231, respectively.

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

The Company accounts for stock awards issued to non-employees in accordance with ASC 505-50, Equity-Based Payments to Non-Employees. The measurement date is the earlier of (1) the date at which a commitment for performance by the counterparty to earn the equity instruments is reached, or (2) the date at which the counterparty’s performance is complete.

The Company estimates the fair value of shares of common stock issued for services based on the price of shares of the Company’s common stock sold in contemporaneous private placements of offerings on the date shares are granted.

Recent Accounting Pronouncements

Recent accounting pronouncements issued by the FASB and the SEC did not have, or are not believed by management to have, a material impact on the Company’s present or future consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Statements and Consolidated Financial Statement Schedules appearing on pages F-1 to F-18 of this annual report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC. This information is accumulated to allow our management to make timely decisions regarding required disclosure. Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report and, based on that evaluation, they determined that our disclosure controls and procedures were not effective as of December 31, 2014, due to a control deficiency. During 2014, we did not have sufficient personnel to allow segregation of duties to ensure the completeness or accuracy of our information. Due to the size and operations of the Company, we are unable to remediate this deficiency until we acquire or merge with another company.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a set of processes designed by, or under the supervision of, a company’s principal executive and principal financial officers, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and disposition of our assets;
•	Provide reasonable assurance our transactions are recorded as necessary to permit preparation of our financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and
•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. It should be noted that any system of internal control, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our Principal Executive Officer and CFO have evaluated the effectiveness of our internal control over financial reporting as described in Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report based upon criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result of this evaluation, we concluded that our internal control over financial reporting was not effective as of December 31, 2014 as described below.

We assessed the effectiveness of the Company’s internal control over financial reporting as of evaluation date and identified the following material weaknesses:

Insufficient Resources: We have an inadequate number of personnel with requisite expertise in the key functional areas of finance and accounting.

Inadequate Segregation of Duties: We have an inadequate number of personnel to properly implement control procedures.

Lack of Audit Committee: We do not have a functioning audit committee, resulting in lack of independent oversight in the establishment and monitoring of required internal controls and procedures.

We are committed to improving the internal controls and will (1) consider the use of third party specialists to address shortfalls in staffing and to assist us with accounting and finance responsibilities, (2) increase the frequency of independent reconciliations of significant accounts which will mitigate the lack of segregation of duties until there are sufficient personnel and (3) may consider appointing additional outside directors and audit committee members in the future.

We have discussed the material weaknesses noted above with our independent registered public accounting firm. Due to the nature of these material weaknesses, there is a more than remote likelihood that misstatements which could be material to the annual or interim financial statements could occur that would not be prevented or detected.

This annual report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to the rules of the SEC that permit us to provide only management’s report in this annual report on Form 10-K.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of directors and executive officers

Set forth below is information regarding the Company’s current directors and executive officers. There are no family relationships between any of our directors or executive officers. The directors are elected annually by stockholders. The executive officers serve at the pleasure of the Board of Directors:

Name	Age	Positions Held
Paul Bulat	63	Interim Chief Executive Officer and Chairman
Brian Lane (1)	44	Director
Barry Hollander	57	Chief Financial Officer and Director
Paul Fredette	64	Chief Technology Officer

(1) Mr. Lane resigned as Chief Executive Officer effective October 27, 2014.

Paul I. Bulat, M.D., MHI, FACEP, Interim Chief Executive Officer, Chairman/Founder and Chief Innovation Officer. Dr. Bulat is Board Certified in Emergency Medicine and is a Fellow of the American College of Emergency Physicians. A graduate of the College of the Holy Cross and the University of Massachusetts Medical School, Dr. Bulat practiced emergency medicine from 1980 thru January, 2013.

From 1996 through 2012, Dr. Bulat served as the Medical Director of the Medical Staff at St. Luke’s Hospital and through 2011, Chairman of the Department of Emergency Medicine at St. Luke’s, a high-volume (over 85,000 visits per year) Emergency Department. Since 1998, Dr. Bulat has been the President of St. Luke’s Emergency Associates, P.C. (“SLEA”). Through January 16, 2013, SLEA provided emergency room physician coverage.

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

Previously, Dr. Bulat served in various officer roles of the Massachusetts College of Emergency Physicians (MACEP) culminating in the role of President in 1995. He has received both the Vanguard Award and the Pinnacle Award from MACEP for his outstanding contributions to the specialty of emergency medicine. He authored the MACEP discharge instruction sheets that were adopted by most emergency departments in Massachusetts and has authored chapters in major textbooks in emergency medicine and observation medicine.

Dr. Bulat’s extensive experience with our Company and as a physician qualify him to serve as a director of our Company.

Brian G. Lane, MSHSM, FACHE, FHIMSS, Director. Mr. Lane joined ADOL as Chief Executive Officer and a member of our board of directors in 2011, bringing more than two decades of experience in the healthcare and technology arenas. He resigned as our Chief Executive Officer in October 2014. Mr. Lane has held strategic management positions for leading technology companies, Fortune 500 companies, Big 5 consulting practices, and medical communication firms and associations. Brian also serves as a faculty member at Rush University.

He received a MS degree from Rush University’s Health System Management Program and a Bachelor of Science from the University of Wisconsin-Madison. He is a Fellow in the American College of Healthcare Executives (FACHE), a Fellow in the Healthcare Information Management Systems Society (FHIMSS) and is a Certified Professional in Healthcare Information Management Systems (CPHIMS). He is certified as a Security and Compliance Specialist (CSCS) and holds a graduate certificate in Healthcare Ethics from Rush University as well as an executive certificate in e-business from Loyola University. He is a co-founder of CHITA - Chinese Health Care Information Technology Association and the AT&T Executive Healthcare Advisory Committee.

Prior to Mr. Lane’s role as Chief Executive Officer and President of the Company, Mr. Lane’s work experience during the past five years includes:

2009 to 2011	Vice President Vertical Practices-Healthcare and Life Sciences of 6Connex, a wholly owned subsidiary of design Reactor, a pioneer of virtual experience technology solutions.
2008 to 2009	Vice President Strategic Development & Alliances, Simpson Healthcare Executives, a biopharmaceutical marketing company focused on bringing new drugs and biologic agents into the marketplace.

Mr. Lane’s experience as our chief executive officer, as well as his extensive experience in the healthcare and technology industries qualify him to serve as a director of our Company.

Barry Hollander, Chief Financial Officer and Director. Mr. Hollander has been the Chief Financial Officer of the Registrant since 2012 and has nearly 30 years of business experience including 15 years as Chief Financial Officer of private and public companies. Since 2014, Mr. Hollander has been the Chief Financial Officer of Cabinet Grow, Inc. (“Cabinet Grow”). Cabinet Grow is a public company that custom assembles cabinet based horticultural systems. Since 2011, Mr. Hollander has been the Chief Financial Officer of Agritek Holdings, Inc. (“Agritek”), formerly known as MediSwipe, Inc. Agritek provides real estate management and health and wellness product lines for the medicinal marijuana industry. Since 2010, Mr. Hollander has been the CFO of 800 Commerce, Inc., a public company that markets credit card processing services and also has developed on-line portals and mobile applications offering directories of professional service providers. From 2010 through 2013, Mr. Hollander was the Chief Financial Officer of Quture International, Inc. (formerly known as Techs Loanstar, Inc.), a publicly traded company. From 2006 through 2014, Mr. Hollander was the acting Chief Executive Officer of FastFunds Financial Corporation, a publicly traded company with limited business operations. In 2010, Mr. Hollander founded Venture Equity, LLC, which offers financial and business consulting services. Mr. Hollander began his career in 1981 in the accounting department of Macgregor Sporting Goods, and became part of the executive management team. Over his career, Mr. Hollander contributed to acquisitions, mergers assisting company’s preparing to go public and public reporting responsibilities, thereafter. Mr. Hollander has a BS degree from Fairleigh Dickinson University.

Mr. Hollander’s considerable business and financial experience qualifies him to serve as a member of our board of directors.

Paul H. Fredette, Chief Technology Officer. Mr. Fredette, since 2012, has been the Company’s Chief Technology Officer, (“CTO”) currently responsible for all the Company’s networking operations and technology development. Mr. Fredette has over 40 years’ experience in the design and manufacturing of electronic communications systems/unified communications and has been a technology leader and founder of three Rhode Island based companies; Avanti Communications, 1979, Promptus Communications (“Promptus Comm.”), 1989, and Promptus InfoCrypt (“Promptus Info”), 2003. Since 1989, Mr. Fredette has been the President and Chief Technology Officer of Promptus Comm and Promptus Info. Promptus Comm and Promptus Info design, sell and maintain telecommunications and encryption solutions for video conferencing, and other communications networks. Mr. Fredette’s prior experience includes from 1979-1989 as CTO and Vice President Engineering for Avanti Communications, Inc., and from 1971-1979 as a civilian design engineer for the Navy at Navy Underwater Systems Center doing advanced research for submarine combat systems. Mr. Fredette also worked for Bell Laboratories in NJ and was in the communications group of the RI Air National Guard.

Mr. Fredette is expert in a number of software and hardware technologies and has recently been involved in designing and installing video conference rooms and audio/visual systems used in the medical industry. Paul is a graduate of the University of Massachusetts, Dartmouth (1971) with a BSEE degree and holds a Masters in Electrical Engineering from the Massachusetts Institute of Technology (1975).

Mr. Fredette’s substantial experience in the design and manufacturing of electronic communications systems/unified communications qualifies him to serve as a director of our Company.

Involvement in Certain Legal Proceedings

No director, executive officer, significant employee or control person of the Company has been involved in any legal proceeding listed in Item 401(f) of Regulation S-K in the past 10 years.

Corporate Governance

Our directors have not established any committees, including an Audit Committee, a Compensation Committee or a Nominating Committee, or any committee performing a similar function. The functions of those committees are being undertaken by our officers and directors. Because we do not have any independent directors, our officers and directors believe that the establishment of committees of the Board would not provide any benefits to our company and could be considered more form than substance.

We do not have a policy regarding the consideration of any director candidates that may be recommended by our stockholders, including the minimum qualifications for director candidates, nor has our officers and directors established a process for identifying and evaluating director nominees. We have not adopted a policy regarding the handling of any potential recommendation of director candidates by our stockholders, including the procedures to be followed. Our officers and directors have not considered or adopted any of these policies as we have never received a recommendation from any stockholder for any candidate to serve on our Board of Directors.

Given our relative size and lack of directors and officers insurance coverage, we do not anticipate that any of our stockholders will make such a recommendation in the near future. While there have been no nominations of additional directors proposed, in the event such a proposal is made, all current members of our Board will participate in the consideration of director nominees.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common shares and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based solely upon a review of such reports, and on written representations from certain reporting persons, the Company believes that, with respect to the fiscal year ended December 31, 2014, each director, executive officer and 10% stockholder made timely filings of all reports required by Section 16 of the Exchange Act.

ITEM 11. EXECUTIVE COMPENSATION

The following tables set forth all of the compensation awarded to, earned by or paid to: (i) each individual serving as our principal executive officer; (ii) each other individual that served as an executive officer at the conclusion of the fiscal year ended December 31, 2014 and who received in excess of $100,000.

2014 Summary Compensation Table

Name & Principal Position	Year	Salary	Stock Awards	Option Awards	All Other Compensation	Total
Paul Bulat	2014	$120,000	$—	$—	$—	$120,000
Interim Chief Executive Officer	2013	$—	$3,483,325	$—	$—	$3,483,325

Brian Lane	2014	$148,315	$—	$—	$—	$148,315
Chief Executive Officer	2013	$127,954	$—	$—	$21,015	$148,969

Barry Hollander	2014	$96,000	$216,981	$—	$—	$312,981
Chief Financial Officer	2013	$33,000	$216,980	$—	$—	$249,980

Employment Agreements with Executive Officers

On June 20, 2011, the Company entered into a two year employment with Mr. Brian Lane. The agreement provides for a base salary of $12,708 per month, annual incentive bonuses based on the Company’s performance in achieving prescribed revenue and earnings before interest and taxes (“EBIT”) targets, and discretionary bonuses. The agreement further provided for a grant of options to equal ten percent of the Company’s outstanding shares. The Company recorded a grant of 1,500,000 options (the “2011 Options”) to Mr. Lane effective June 30, 2011. The agreement also provides for reimbursement of certain out-of-pocket expenses and certain severance benefits in the event of termination prior to the expiration date. Effective June 20, 2013, the Company further amended Mr. Lane’s employment agreement, extending the term through December 31, 2013 and agreed to issue 2,000,000 shares of common stock and cancelled the options. Effective November 1, 2103, the board agreed to compensate Mr. Lane up to $250,000 per annum beginning January 1, 2014, however Mr. Lane and the Company have agreed that he will continue to be paid at his previous monthly salary of $12,708, and agreed to increase the annual compensation to the full amount at a later date.

Although the Company compensated Mr. Lane $153,763 during the year ended December 31, 2013, $25,809 was allocated to SLEA.

On October 27, 2014, Mr. Brian Lane resigned as CEO of the Company. Mr. Lane remains a member of the Board of Directors of the Company.

Effective June 1, 2013, the Company entered into a consulting agreement with Venture Equity, LLC and agreed to compensate Venture Equity $5,000 per month and to issue 347,169 shares of common stock. The Company valued the shares at $0.50 per share and accordingly, $173,585 is included in stock compensation expense for the year ended December 31, 2013.

Effective on November 1, 2013 (the “Effective Date”), the Company appointed Mr. Hollander as the Chief Financial Officer of the Company, and agreed to issue Mr. Hollander or his assigns 520,754 additional shares of common stock of the Company, and increased the monthly compensation to $8,000. Pursuant to this appointment, Mr. Hollander earned 50% of the additional shares on the nine month anniversary of the Effective Date and earned 50% on the one year anniversary of the Effective Date. Accordingly, the 520,754 shares of common stock, with a value of $260,377 were initially recorded as deferred equity compensation. The Company valued the common stock at $0.50 per share, the same value as the then most recent sales of common stock. The Company amortized the deferred equity compensation over the twelve month term, and has included $216,981 and $43,395, respectively, in stock compensation expense for the years ended December 31, 2014 and 2013. As of December 31, 2014, the balance owed Mr. Hollander related to the monthly compensation is $21,000 and is included in accounts payable and accrued expenses related parties.

The Board also agreed to enter into an employment agreement with Dr. Bulat, our Chief Innovations Officer, for an annual salary up to $300,000 effective January 1, 2014. The Company and Dr. Bulat agreed to accrue $10,000 per month for the year ended December 31, 2014 and agreed to increase the annual compensation to the full amount at a later date.

Outstanding Equity Awards at Fiscal Year-End

No executive officer received any equity awards, or holds exercisable or unexercisable options, as of December 31, 2014.

Long-Term Incentive Plans

There are no arrangements or plans in which the Company would provide pension, retirement or similar benefits for directors or executive officers.

Compensation Committee

We currently do not have a compensation committee of our Board of Directors. The Board as a whole determines executive compensation.

Compensation of Directors

The Company has not established standard compensation arrangements for our directors and the compensation payable to each individual for their service on our Board is determined from time to time by our board of directors based upon the amount of time expended by each of the directors on our behalf. Currently, executive officers of our company who are also members of the board of directors do not receive any compensation specifically for their services as directors. In the past the Company had compensated non-executive officers as members of the board of directors of the Company by the issuance of options to purchase shares of common stock. Individuals were granted options to purchase 30,000-35,000 shares of common stock for a three year term. None of the individuals who received these option grants is currently a member of our board of directors.

Director Independence

None of the members of our Board of Directors qualifies as an independent director in accordance with the published listing requirements of the NASDAQ Global Market. The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of his family members has engaged in various types of business dealings with us. In addition, our Board has not made a subjective determination as to each director that no relationships exist which, in the opinion of our Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, though such subjective determination is required by the NASDAQ rules. Had our Board of Directors made these determinations, our Board would have reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management.

Termination of Employment and Change of Control Arrangement

There are no compensatory plans or arrangements, including payments to be received from the Company, with respect to any person named in the summary compensation table Cash Compensation set out above which would in any way result in payments to any such person because of his resignation, retirement, or other termination of such person’s employment with the Company or its subsidiaries, or any change in control of the Company, or a change in the person’s responsibilities following a changing in control of the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock and preferred stock as of March 30, 2015, by (i) each person known by us to be the beneficial owner of more than 5% of our outstanding common stock, (ii) each director and each of our executive officers and (iii) all executive officers and directors as a group. As of March 30, 2015, there were 12,172,409 shares of our common stock outstanding and 3,500,000 shares of our Class A Preferred Stock outstanding.

The number of shares of common stock beneficially owned by each person is determined under the rules of the Commission and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which such person has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days after the date hereof, through the exercise of any stock option, warrant or other right. Unless otherwise indicated, each person has sole investment and voting power (or shares such power with his or her spouse) with respect to the shares set forth in the following table. The inclusion herein of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of those shares.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)
Paul Bulat, MD (2), (4)	10,243,050	53.1%

Brian Lane (5)	2,000,000	10.4%

Barry Hollander (3), (4)	867,923	4.5%

All directors and officers as a group – 3 persons (2,3)	13,110,973	67.9%

(1) Based on 19,291,464 shares outstanding, including the conversion of 3,500,000 shares of Class A preferred stock into 7,000,000 shares of common stock and 119,055 shares of common stock underlying $119,055 of convertible debt based on an assumed conversion price of $1.00 per share.

(2) Includes 7,000,000 shares of common stock underlying 3,500,000 shares of Class A preferred stock and 119,055 shares of common stock underlying $119,055 of convertible debt based on an assumed conversion price of $1.00 per share. Each holder of the Series A preferred stock has the right to cast 15 votes for each share while holders of our common stock are entitled to one vote for each share. As long as Mr. Bulat, the sole holder of the Series A preferred shares, maintains the ownership of such shares, he holds approximately 86.6% of the voting power of the Company, and “All directors and officers, as a group” hold 90.1% of the voting shares.

(3) Includes 867,923 shares in the name of Venture Equity, LLC, a company controlled by Mr. Hollander.

(4) The address for these shareholders is 200 Mill Road, Suite 350A, Fairhaven, MA 02719.

(5) The address for Mr. Lane is 22 Beaver Dam Road, Killingworth, CT 06419

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Convertible Promissory Notes

During the year ended December 31, 2013, the Company issued six convertible promissory notes to Dr. Bulat (the “Bulat Notes”), our founder, Chief Innovation Officer and Chairman of the board of directors. The Bulat Notes in the aggregate total $105,055, accrue interest at 5% per year and are due on their three year anniversary (the “Maturity Date”) of the issuance date. The Notes automatically convert on the six month anniversary following the effectiveness of the Company becoming a public company (the “Conversion Date”) at a conversion price equal to the average closing bid price over the five consecutive days immediately preceding the Conversion Date. During the year ended December 31, 2014, the Company issued two additional promissory notes to Dr. Bulat for $15,000 in the aggregate. The current principal outstanding since the date of issuance is $119,055.

Agreements

On October 23, 2013, the Company executed a Patent Purchase Agreement with Mr. Bulat. Pursuant to the Patent Purchase Agreement, the Company issued 3,500,000 shares of Series A Convertible Preferred Stock. The Company recorded an expense of $3,483,325 for the year ended December 31, 2013, and has included $16,675 (the inventor’s cost basis) in patents pending on the consolidated balance sheet presented herein. The amounts were based on the conversion feature of the Series A Preferred Stock, whereby the holder, in his sole discretion is entitled to convert the 3,500,000 shares of Series A Preferred Stock to 7,000,000 shares of Company common stock. The Company valued the common stock at $0.50 per share, the same value as the most recent sales of common stock. Holders of Series A Preferred Stock shall have the right to cast fifteen (15) votes for each share held of record on all matters submitted to a vote of holders of the Corporation’s common stock, including the election of directors, and all other matters as required by law. The holders of Series A Preferred Stock shall vote together with all other classes and series of common stock of the Corporation as a single class on all actions to be taken by the common stock holders of the Corporation except to the extent that voting as a separate class or series is required by law.

Effective June 1, 2013, the Company entered into a consulting agreement with Venture Equity, LLC and agreed to compensate Venture Equity $5,000 per month and to issue 347,169 shares of common stock. The Company valued the shares at $0.50 per share and accordingly, $173,585 is included in stock compensation expense for the year ended December 31, 2013.

Effective on November 1, 2013 (the “Effective date”), the Company appointed Mr. Hollander as the Chief Financial Officer of the Company, and agreed to issue Mr. Hollander or his assigns 520,754 additional shares of common stock of the Company, and increased the monthly compensation to $8,000. Pursuant to this appointment, Mr. Hollander earned 50% of the additional shares on the nine month anniversary of the Effective Date and earned 50% on the one year anniversary of the Effective Date. Accordingly, the 520,754 shares of common stock, with a value of $260,377 were initially recorded as deferred equity compensation. The Company valued the common stock at $0.50 per share, the same value as the then most recent sales of common stock. The Company amortized the deferred equity compensation over the twelve month term, and has included $216,981 and $43,395, respectively, in stock compensation expense for the years ended December 31, 2014 and 2013. As of December 31, 2014, the balance owed Mr. Hollander related to the monthly compensation is $21,000 and is included in accounts payable and accrued expenses related parties.

ADOL has executed a Management Services and License Agreement (“MSLA”) with PDRx. Based on the common control and ownership between ADOL and PDRx, the financial results and disclosures contained herein consolidate PDRx and ADOL. ADOL exerts no influence on, or has any involvement in the practice of medicine completed by PDRx’s clinical staff. Pursuant to the terms of the MSLA, PDRx has the right to use and sublicense the intellectual property of ADOL. PDRx currently has Personal Service Agreements with Extended Care Facilities (“ECFs”) to provide to 13 facilities, remote covering physician consultations via audio and/or video conferencing technologies. The Company provides ECFs nurses, patients and their families’ confidential, real-time access to Board Certified physicians (the “PDRx Providers”) in non-urgent, urgent and emergent care settings through a medical call center, resulting in reduction of unnecessary and avoidable transfers and readmissions to the Emergency Department. PDRx pays the Company for the use of the license via a monthly management fee. The management fee is equal to the monthly receipts PDRx receives less the direct PDRx Provider costs, insurance, reasonable accounting, legal and other professional service fees. In exchange for the management fee, ADOL provides PDRx with support for PDRx’s administration, management, finance, human relations, information technology, and sales and marketing functions. A license and management services contract with PDRx has been in place since 2001. The current agreement went effective on September 17, 2011 and has a thirty year term. Pursuant to the MSLA, PDRx paid management fees to ADOL of $187,666, $186,075 and $280,620 for the years ended December 31, 2013, 2012 and 2011, respectively, and $198,000 for the six months ended June 30, 2014.

Management Fees

During the year ended December 31, 2014, the Company expensed management fees of $120,000 to or on behalf of the Company’s Interim Chief Executive Officer and Chief Innovations Officer, Paul Bulat, $148.315 and $127,954 to the Company’s Chief Executive Officer, Brian Lane, for the years ended December 31, 2014 and 2013, respectively and $33,000 and $96,000 to the Company’s Chief Financial Officer, Barry Hollander for the years ended December 31, 2014 and 2013, respectively. Amounts due stockholders on the balance sheet as of December 31, 2014 include Mr. Bulat ($120,000), Mr. Lane ($37,837) and Mr. Hollander ($21,000). Mr. Lane resigned on October 27, 2014.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the fees that were billed for the audit and other services provided by D. Brooks and Associates CPA’s P.A. for the years ended December 31, 2014 and 2013.

	2014	2013

Audit Fees	$17,700	$18,950
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$17,700	$18,950

Audit Fees — This category includes the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the independent registered public accounting firm in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

Audit-Related Fees — This category consists of assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultation regarding our correspondence with the SEC and other accounting consulting.

Tax Fees — This category consists of professional services rendered by our independent registered public accounting firm for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

All Other Fees — This category consists of fees for other miscellaneous items.

Our board of directors has adopted a procedure for pre-approval of all fees charged by our independent registered public accounting firm. Under the procedure, the board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the board.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	1.	Financial Statements

		The consolidated financial statements and Report of Independent Registered Public Accounting Form are included on pages F-1 through F-xx

	2.	Financial Statement Schedules

		All schedules for which provisions made in the applicable accounting regulations of the SEC are either not required under the related instructions, are not applicable (and therefore have been omitted), or the required disclosures are contained in the financial statements included herein.

	3.	Exhibits (including those incorporated by reference).

Exhibit Number	Description of Exhibit
3.1	Certificate of Incorporation filed September 17, 1999 (Incorporated herein by reference to Exhibit 3.1 to the Company’s Form 10 as filed with the SEC on July 18, 2014).
3.2	Certificate of Amendment to Certificate of Incorporation filed June 7, 2013 (Incorporated herein by reference to Exhibit 3.2 to the Company’s Form 10 as filed with the SEC on July 18, 2014).
3.3	Certificate of Amendment to Certificate of Incorporation filed June 20, 2013 (Incorporated herein by reference to Exhibit 3.3 to the Company’s Form 10 as filed with the SEC on July 18, 2014).
3.4	Certificate of Amendment to Certificate of Incorporation filed November 19, 2013 (Incorporated herein by reference to Exhibit 3.4 to the Company’s Form 10 as filed with the SEC on July 18, 2014).
3.5	Amended and Restated Bylaws (Incorporated herein by reference to Exhibit 3.5 to the Company’s Form 10 as filed with the SEC on July 18, 2014).
4.1	Certificate of Designation of the Series A Preferred Stock filed October 22, 2013 (Incorporated herein by reference to Exhibit 4.1 to the Company’s Form 10 as filed with the SEC on July 18, 2014).
4.2	Form of 2007 Stock Option Plan (Incorporated herein by reference to Exhibit 4.2 to the Company’s Form 10 as filed with the SEC on July 18, 2014).
4.3	Form of 2011 Stock Option Plan (Incorporated herein by reference to Exhibit 4.3 to the Company’s Form 10 as filed with the SEC on July 18, 2014).
4.4	Certificate of Designation of the Series B Preferred Stock filed July 14, 2014 (Incorporated herein by reference to Exhibit 4.4 to the Company’s Form 10 as filed with the SEC on July 18, 2014).
10.1	Employment Agreement with Brian Lane, dated May 7, 2011 (Incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10 as filed with the SEC on July 18, 2014).
10.2	Lane Extension through December 31, 2013, dated October 8, 2013 (Incorporated herein by reference to Exhibit 10.2 to the Company’s Form 10 as filed with the SEC on July 18, 2014).
10.3	Employment Agreement with Brian Lane dated November 1, 2013 (Incorporated herein by reference to Exhibit 10.3 to the Company’s Form 10 as filed with the SEC on July 18, 2014).
10.4	Employment Agreement with Dr. Paul Bulat dated November 1, 2013 (Incorporated herein by reference to Exhibit 10.4 to the Company’s Form 10 as filed with the SEC on July 18, 2014).
10.5	Agreement with Venture Equity, LLC dated November 1, 2013 (Incorporated herein by reference to Exhibit 10.5 to the Company’s Form 10 as filed with the SEC on July 18, 2014).
10.6	Patent Purchase Agreement dated October 23, 2013 (Incorporated herein by reference to Exhibit 10.6 to the Company’s Form 10 as filed with the SEC on July 18, 2014).
10.7	Form of Convertible Promissory Notes (Incorporated herein by reference to Exhibit 10.7 to the Company’s Form 10 as filed with the SEC on July 18, 2014).
10.8	Convertible Promissory Note dated 3/5/13 $8,201.07 (Incorporated herein by reference to Exhibit 10.8 to the Company’s Form 10 Amendment No. 1 as filed with the SEC on September 4, 2014).

10.9	Convertible Promissory Note dated 3/22/13 $25,000 (Incorporated herein by reference to Exhibit 10.9 to the Company’s Form 10 Amendment No. 1 as filed with the SEC on September 4, 2014).
10.10	Convertible Promissory Note dated 3/27/13 $25,000 (Incorporated herein by reference to Exhibit 10.10 to the Company’s Form 10 Amendment No. 1 as filed with the SEC on September 4, 2014).
10.11	Convertible Promissory Note dated 4/7/13 $ 13,258.80 (Incorporated herein by reference to Exhibit 10.11 to the Company’s Form 10 Amendment No. 1 as filed with the SEC on September 4, 2014).
10.12	Convertible Promissory Note dated 6/26/13 $25,000 (Incorporated herein by reference to Exhibit 10.12 to the Company’s Form 10 Amendment No. 1 as filed with the SEC on September 4, 2014).
10.13	Convertible Promissory Note dated 6/13/13 $8,594.64 (Incorporated herein by reference to Exhibit 10.13 to the Company’s Form 10 Amendment No. 1 as filed with the SEC on September 4, 2014).
10.14	Assignment of Patent Serial No. 09/85,738 (Incorporated herein by reference to Exhibit 10.14 to the Company’s Form 10 Amendment No. 1 as filed with the SEC on September 4, 2014).
10.15	Assignment of Patent Serial No. 10/694,519 (Incorporated herein by reference to Exhibit 10.15 to the Company’s Form 10 Amendment No. 1 as filed with the SEC on September 4, 2014).
10.16	Assignment of Patent No. 7,691,059 (Incorporated herein by reference to Exhibit 10.16 to the Company’s Form 10 Amendment No. 1 as filed with the SEC on September 4, 2014).
10.17	Assignment of Patent No. 7,970,633 (Incorporated herein by reference to Exhibit 10.17 to the Company’s Form 10 Amendment No. 1 as filed with the SEC on September 4, 2014).
10.18	Agreement with Premier Purchasing Partners, L.P. (Incorporated herein by reference to Exhibit 10.18 to the Company’s Form 10 Amendment No. 1 as filed with the SEC on September 4, 2014).
10.19	ipCapital Group Engagement letter and Agreement for ipNavigation and ipScan (Incorporated herein by reference to Exhibit 10.19 to the Company’s Form 10 Amendment No. 1 as filed with the SEC on September 4, 2014).
10.20	ipCapital Group Engagement letter and Agreement for ipValue (Incorporated herein by reference to Exhibit 10.20 to the Company’s Form 10 Amendment No. 1 as filed with the SEC on September 4, 2014).
10.21	ipCapital Group Engagement letter and Agreement for ipLandscape, ipAnalytics and ipStrategy (Incorporated herein by reference to Exhibit 10.21 to the Company’s Form 10 Amendment No. 1 as filed with the SEC on September 4, 2014).
10.22	Management Services and License Agreement (Incorporated herein by reference to Exhibit 10.22 to the Company’s Form 10 Amendment No. 1 as filed with the SEC on September 4, 2014).
10.23	Agreement dated March 1, 2009, with Senior Whole Health (Incorporated herein by reference to Exhibit 10.23 to the Company’s Form 10 Amendment No. 1 as filed with the SEC on September 4, 2014).
10.24	Second Amendment (the 1st Amendment to March 1, 2009) to Agreement with Senior Whole Health (Incorporated herein by reference to Exhibit 10.24 to the Company’s Form 10 Amendment No. 1 as filed with the SEC on September 4, 2014).
10.25	Third Amendment (the 2nd Amendment to March 1, 2009) to Agreement with Senior Whole Health (Incorporated herein by reference to Exhibit 10.25 to the Company’s Form 10 Amendment No. 1 as filed with the SEC on September 4, 2014).
10.26	Agreement with Royal Health Group (Incorporated herein by reference to Exhibit 10.25 to the Company’s Form 10 Amendment No. 2 as filed with the SEC on September 17, 2014).
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32.1*	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer
101.INS**	XBRL Instance
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Labels Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith.

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of this annual report on Form 10-K for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Doctors Online, Inc.

By:	/s/ Paul Bulat
Paul Bulat
Interim Chief Executive Officer

Date:	April 9, 2015

By:	/s/ Barry Hollander
Barry Hollander
Chief Financial Officer

Date:	April 9, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul Bulat	Interim Chief Executive Officer and Chairman (principal executive officer)	April 9, 2015
Paul Bulat
/s/ Barry Hollander	Chief Financial Officer and Director (principal financial officer and principal accounting officer)	April 9, 2015
Barry Hollander

/s/ Brian Lane	Director	April 9, 2015
Brian Lane

AMERICAN DOCTORS ONLINE, INC.

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of American Doctors Online, Inc.

We have audited the accompanying balance sheets of American Doctors Online, Inc. as of December 31, 2014, and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended. American Doctors Online, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

We were not engaged to examine management’s assertion about the effectiveness of American Doctors Online, Inc.’s internal control over financial reporting as of December 31, 2014, accordingly, we do not express an opinion thereon.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Doctors Online, Inc. as of December 31, 2014, and the results of its operations and cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10 to the financial statements, the Company has incurred operating losses, has incurred negative cash flows from operations and has a working capital deficit. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 10 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

D. Brooks and Associates CPA’s, P.A
West Palm Beach, FL
April 9, 2015

AMERICAN DOCTORS ONLINE, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2014	2013
ASSETS

Current Assets:
Cash and cash equivalents	$49,898	$96,782
Accounts receivable	103,602	115,917
Prepaid assets	—	12,500
Total current assets	153,500	225,199

Patents Pending	$122,889	$102,128
Patents, net of accumulated amortization of $38,779 (2014) and $33,290 (2013)	48,818	52,707
Furniture, fixtures and equipment, net of accumulated depreciation of $186,622 (2014) and $168,140 (2013)	19,775	38,257

Total Assets	$344,982	$418,291

LIABILITIES AND STOCKHOLDER’S DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$607,221	$308,944
Accounts payable and accrued expenses, related party	297,411	21,610
Series B convertible preferred stock obligation	179,667	—
Deferred rent	52,924	—
Total current liabilities	1,137,223	330,554

Convertible notes payable, stockholder	119,055	104,055

Total liabilities	1,256,278	434,609

Commitment and Contingencies (Note 9)

Deficit:
Preferred stock, $0.01 par value; 15,000,000 shares authorized, Series A Convertible Preferred Stock, $0.01 par value; 3,500,000 shares authorized; 3,500,000 shares issued and outstanding (2014)	35,000	35,000
Common stock, $0.01 par value; 100,000,000 shares authorized; 12,192,408 (2014) and 11,261,175 (2013) shares issued and outstanding	121,923	112,611
Deferred equity compensation	—	(216,981)
Additional paid-in capital	17,408,041	16,842,107
Accumulated deficit	(16,064,010)	(14,333,703)
Total company stockholders' equity	1,500,954	2,439,034

Less noncontrolling interest	(2,412,250)	(2,455,352)

Total deficit	(911,296)	(16,318)

Total Liabilities and Stockholder’s Deficit	$344,982	$418,291

See accompanying notes to consolidated financial statements.

AMERICAN DOCTORS ONLINE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2014	2013

Fee revenue, net	$496,446	$425,918

Operating expenses:
Salaries and management fees (including stock compensation expenses of $792,227 (2014) and $4,105,546 (2013)	1,230,194	4,324,401
Rent and occupancy costs	48,410	23,758
Travel and entertainment	32,412	26,918
Professional and consulting fees	650,753	606,772
Insurance	55,251	49,890
Depreciation and amortization	23,971	30,224
Other general and administrative	86,457	81,697

Total operating expenses	2,127,448	5,143,660

Operating loss	(1,631,002)	(4,717,742)

Other Expense:
Interest expense	(50,972)	(1,865)
Interest expense, stockholder	(5,231)	(5,343)

Total other expense	(56,203)	(7,208)

Net loss	(1,687,205)	(4,724,950)

Less net income (loss) attributable to noncontrolling interest	43,102	(134,318)
Net loss attributable to American Doctors Online, Inc.	$(1,730,307)	$(4,590,632)

Basic and diluted loss attributable to American Doctors Online, Inc. common stockholders, per share	$(0.15)	$(0.54)

Weighted average number of common shares outstanding Basic and diluted	11,751,840	8,558,134

See accompanying notes to consolidated financial statements.

AMERICAN DOCTORS ONLINE, INC.
CONSOLIDATED STATEMENT OF DEFICIT

			Series A Convertible			Deferred	Additional
	Common Stock		Preferred Stock			Equity	Paid-in	Noncontrolling	Accumulated	Total
	Shares	Amount	Shares	Amount		Compensation	Capital	Interest	Deficit	Deficit
Balances, January 1, 2013	6,465,371	$64,654		$		$—	$12,163,617	$(2,321,034)	$(9,743,071)	$164,166

Common stock issued for cash	740,000	7,400	—		—	—	362,600	—	—	370,000

Preferred stock issued for patent assignment	—	—	3,500,000		35,000	—	3,465,000	—	—	3,500,000

Common stock issued for accounts payable	104,500	1,045	—		—	—	51,200	—	—	52,245

Common stock issued for services and deferred compensation	1,129,671	11,297	—		—	(216,981)	553,539	—	—	347,855

Common stock issued for cancellation of stock options	2,821,633	28,216	—		—	—	(28,216)	—	—	—

Stock based compensation	—	—	—		—	—	274,367	—	—	274,367

Net loss	—	—	—		—	—	—	(134,318)	(4,590,632)	(4,724,950)

Balances, December 31, 2013	11,261,175	$112,611	3,500,000		$35,000	$(216,981)	$16,842,107	$(2,455,352)	$(14,333,703)	$(16,318)

Common stock issued for services	20,000	200	—		—		9,800	—	—	10,000

Common stock issued for consulting services	911,233	9,112	—		—	—	446,505	—	—	455,617

Stock based compensation	—	—	—		—	—	109,629	—	—	109,629

Deferred stock compensation	—	—	—		—	216,981	—	—	—	216,981

Net income (loss)	—	—	—		—	—	—	43,102	(1,730,307)	(1,687,205)

Balances, December 31, 2014	12,192,408	$121,923	3,500,000		$35,000	$—	$17,408,041	$(2,412,250)	$(16,064,010)	$(911,296)

See accompanying notes to consolidated financial statements.

AMERICAN DOCTORS ONLINE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	December 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(1,687,205)	$(4,724,950)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	23,971	30,224
Non cash interest expense Series B Convertible Preferred Stock	44,917
Stock based compensation	792,227	4,105,546
Change in operating assets and liabilities:
Decrease (increase) in prepaid expenses	12,500	(12,500)
Decrease (increase) in accounts receivable	12,315	(61,491)
Increase in deferred rent	52,924	—
Increase in accounts payable and accrued expenses	676,579	289,509
Net cash used in operating activities	(71,772)	(373,662)

Cash flows from investing activities:
Payment of patent pending costs	(20,761)	(7,690)
Payment of patent costs	(1,600)	(5,036)
Net cash used in investing activities	(22,361)	(12,726)

Cash flows from financing activities:
Proceeds from sale of common stock	—	370,000
Proceeds from issuance of convertible notes, related party	15,000	105,055
Repayments on convertible notes, related party	—	(1,000)
Proceeds from sale of Series B Preferred Stock	32,250	—
Net cash provided by financing activities	47,250	474,055

Net (decrease) increase in cash and cash equivalents	(46,883)	87,667

Cash and cash equivalents, Beginning	96,782	9,114

Cash and cash equivalents, Ending	$49,898	$96,782

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,475	$—
Cash paid for income taxes	$—	$—

Schedule of non-cash investing and financing activities:
Issuance of common stock for accounts payable, related parties	$—	$52,245
Issuance of preferred stock for assignment of patents and patents pending	$—	$16,675
Settlement of accrued expenses with issuance of preferred stock	$136,667	$—

See accompanying notes to consolidated financial statements.

American Doctors Online

Notes to the CONSOLIDATED

Financial Statements

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

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements are prepared in accordance with Generally Accepted Accounting Principles in the United States of America. The consolidated financial statements of the Company include the Company and PDRx. All material inter-company balances and transactions have been eliminated.

ADOL receives fees pursuant to a Management Services and License Agreement with PhoneDOCTORx, LLC, (“PDRx”). PDRx, is a Massachusetts limited liability company, owned by five physicians, who collectively own over 70% of ADOL. Based on the common control and ownership of ADOL and PDRx, PDRx is considered a variable interest entity, of which ADOL is the primary beneficiary. Accordingly, these consolidated financial statements include the accounts of PDRx. ADOL exerts no influence on, or has any involvement in the practice of medicine by PDRx’s clinical staff.

Variable Interest Entity

The Company determined that it was the primary beneficiary of PDRx based primarily on qualitative factors. Specifically, PDRx was formed at the direction of the Company. PDRx is managed and effectively controlled, other than related to the provision of medical services, by the Company through common ownership, and a substantial portion of PDRx revenues accrue to the Company in the form of management fees. The carrying value of the assets and liabilities of PDRx included in the accompanying consolidated balance sheets as of December 31, 2014 and December 31, 2013 are as follows:

	2014	2013
Cash	$9,977	$73,234
Accounts receivable	89,252	107,778
Total current assets	99,229	181,012
Property and equipment, net	825	1,523
Total assets	$100,054	$182,535

Accounts payable and accrued liabilities	$441,424	$176,567
Due to related party	78,800	24,800
Total current liabilities	$520,224	$201,367

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

Accounts Receivable

Pursuant to licenses entered into by PDRx and their customers, the Company bills the customer monthly and records the corresponding accounts receivable due from its licensees. The Company extends credit of up to forty five (45) days from invoice date. The Company provides allowance for losses through a provision for losses charged to expenses. Receivables are charged against the allowance for losses when management believes collectability of the principal is unlikely. The allowance is an amount that management believes will be adequate to absorb estimated losses on existing receivables, based on evaluation of the collectability of the accounts and prior loss experience. While management uses the best information available to make its evaluations, this estimate is susceptible to significant change in the near term. The Company has not recorded an allowance for losses as of December 31, 2014 and 2013, as management deemed all accounts receivable to be collectible.

Patents

The Company capitalizes legal fees and filing costs associated with the development and filing of its patents. Patents are generally amortized over an estimated useful life of 17 years using the straight-line method beginning on the issue date. Amortization expense of $5,489 and $5,452 was recorded during the years ended December 31, 2014 and 2013, respectively.

Property and Equipment

Property and equipment are stated at cost, and depreciation is provided by use of straight-line methods over the estimated useful lives of the assets. The estimated useful lives of property and equipment are as follows:

Office equipment and furniture	5 years
Computer hardware and software	3 years

The Company's property and equipment consisted of the following at December 31, 2014 and December 31, 2013:

	2014	2013
Furniture and Equipment	$191,597	$191,597
Software	14,800	14,800
Accumulated depreciation	(186,622)	(168,140)
Balance	$19,775	$38,257

Depreciation expense of $18,482 and $24,772 was recorded for the years ended December 31, 2014 and 2013, respectively.

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

Advertising

The Company records advertising costs as incurred. For the years ended December 31, 2014 and 2013, advertising expense, included in general and administrative expense, was $1,963 and $5,231, respectively.

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

Earnings (Loss) Per Share

The Company reports earnings (loss) per share in accordance with ASC 260, "Earnings per Share." Basic earnings (loss) per share is computed by dividing net income (loss), after deducting preferred stock dividends accumulated during the period, by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net loss by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. The following potentially dilutive securities for the years ended December 31, 2014 and 2013 were not included in the calculation of diluted loss per share because their impact was anti-dilutive.

	December 31,
	2014	2013
2007 Option Plan	515,000	515,000
2011 Option Plan	3,747,360	4,047,137
Class A Preferred Stock	7,000,000	—
Class B Preferred Stock	93,333	—
Convertible Notes	119,055	104,055
	11,474,748	4,666,192

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

Note 3 – Patents

Patents as of December 31, 2014 consist of the following:

Gross carrying amount	$87,597
Accumulated amortization	(38,779)
Net carrying amount	$48,818

A reconciliation as December 31, 2014, of the net carrying amount of the Company’s Patent Rights is as follows:

Balance – December 31, 2013	$52,707
Patent maintenance costs	1,600
Amortization	(5,489)
Balance – December 31, 2014	$48,818

As of December 31, 2014, Patent Rights are expected to be amortized over the remaining lives as follows:

Twelve Months Ending December 31,
2015	4,472
2016	4,472
2017	4,472
2018	4,472
2019	4,472
Thereafter	26,458
$48,818

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

Sales and Accounts Receivable

Following is a summary of customers who accounted for more than ten percent (10%) of the Company’s revenues for the years ended December 31, 2014 and 2013 and the accounts receivable balance as of December 31, 2014:

Customer	Sales % Year Ended December 31, 2013	Sales % Year Ended December 31, 2014	Accounts Receivable Balance as of December 31, 2014
A	29.1%	39.3%	$33,872
B	27.9%	31.3%	$27,742
C	14.9%	—	$—
D	11.0%	—	$—

Note 5 – Convertible Notes Payable, Stockholder

During the year ended December 31, 2013, the Company issued six convertible promissory notes to its Chairman, Dr. Bulat (the “Bulat Notes”) for $105,055 in the aggregate and the Company repaid $1,000. During the year ended December 31, 2014, the Company issued two additional promissory notes to Dr. Bulat for $15,000 in the aggregate. As of December 31, 2014, the balance of the Bulat Notes was $119,055. The notes mature on the third anniversary of their issuance (the “Maturity Date”) and carry a per annum interest rate of 5%. The Notes automatically convert on the nine month anniversary following the effectiveness of the Company becoming a public company (the “Conversion Date”) at a conversion price equal to the average closing bid price over the five consecutive days immediately preceding the Conversion Date.

Note 6 – Related Party Transactions

For the years ended December 31, 2014 and 2013, the Company incurred rent expense of $35,281 and $9,558, respectively, on behalf of St. Luke’s Emergency Associates (“SLEA”). Dr. Paul Bulat, the Company’s founder and Chairman is the President of SLEA.

For the years ended December 31, 2014 and 2013, the Company recorded interest expense, stockholder of $5,231 and $5,343, respectively. As of December 31, 2014, accrued interest of $10,574 is owed to the stockholder and is included in accounts payable and accrued expenses, related parties.

In June 2013, the Company issued 2,000,000 shares of common stock to Mr. Lane, our Chief Executive Officer and President (resigned October 2014) and cancelled fully vested options to purchase 2,000,000 shares of common stock. The Company compared the fair value of the options cancelled and the common stock awarded and determined that no additional compensation was required to be recognized because the fair value of the common stock issued did not exceed the fair value of the cancelled options immediately prior to the cancellation and award.

Effective June 1, 2013, the Company entered into a consulting agreement with Venture Equity, LLC and agreed to compensate Venture Equity $5,000 per month and to issue 347,169 shares of common stock. The Company valued the shares at $0.50 per share and accordingly, $173,585 is included in stock compensation expense for the year ended December 31, 2013.

Effective on November 1, 2013 (the “Effective date”), the Company appointed Mr. Hollander as the Chief Financial Officer of the Company, and agreed to issue Mr. Hollander or his assigns 520,754 additional shares of common stock of the Company, and increased the monthly compensation to $8,000. Pursuant to this appointment, Mr. Hollander earned 50% of the additional shares on the nine month anniversary of the Effective Date and earned 50% on the one year anniversary of the Effective Date. Accordingly, the 520,754 shares of common stock, with a value of $260,377 were initially recorded as deferred equity compensation. The Company valued the common stock at $0.50 per share, the same value as the then most recent sales of common stock. The Company amortized the deferred equity compensation over the twelve month term, and has included $216,981 and $43,395, respectively, in stock compensation expense for the years ended December 31, 2014 and 2013. As of December 31, 2014, the balance owed Mr. Hollander related to the monthly compensation is $21,000 and is included in accounts payable and accrued expenses related parties.

The Board also agreed to enter into an employment agreement with Mr. Bulat (Chief Innovations Officer) for an annual salary up to $300,000 effective January 1, 2014. The Company and Mr. Bulat agreed to accrue $10,000 per month for the year ended December 31, 2014 and agreed to increase the annual compensation to the full amount at a later date. Included in salaries and management fees for the year ended December 31, 2014 is $120,000, included in accounts payable and accrued expenses related party.

On October 27, 2014, Mr. Brian Lane (“Lane”) resigned as CEO of the Company. Mr. Lane remains a member of the Board of Directors of the Company. On October 29, 2014, the Company and Mr. Lane entered into a Resignation and Separation Agreement (the “RSA”). Pursuant to the RSA, the Company has agreed to provide consideration to Mr. Lane of $58,856 in fourteen bi-weekly payments of approximately $4,204. The consideration included wages accrued and unpaid as of October 24, 2014. Mr. Lane’s resignation was not due to any disagreement with the Company, the Board or the Company’s management. Included in salaries and management fees for the years ended December 31, 2014 and 2013, is $148,315 and $127,954, respectively. As of December 31, 2014, the balance owed Mr. Lane is $37,837 for unpaid salary and severance and is included in accounts payable and accrued expenses related parties.

On October 23, 2013, the Company executed a Patent Purchase Agreement with Mr. Bulat. Pursuant to the Patent Purchase Agreement, the Company issued 3,500,000 shares of Series A Convertible Preferred Stock. The Company recorded an expense of $3,483,325 for the year ended December 31, 2013, and has included $16,675 (the inventor’s historical cost basis) in patents pending on the balance sheet presented herein. The amounts were based on the conversion feature of the Series A Preferred Stock, whereby the holder, in his sole discretion is entitled to convert the 3,500,000 shares of Series A Preferred Stock to 7,000,000 shares of Company common stock. The Company valued the common stock at $0.50 per share, the same value as the most recent sales of common stock.

During the year ended December 31, 2013, the Company issued six convertible promissory notes to Dr. Bulat (the “Bulat Notes”) for $105,055 in the aggregate. During the year ended December 31, 2013, the Company repaid $1,000 of the Bulat Notes (see Note 5). During the year ended December 31, 2014, the Company issued two additional promissory notes to Dr. Bulat for $15,000 in the aggregate. The Company recorded interest expense, stockholder of $5,231 and $5,343 for the years ended December 31, 2014 and December 31, 2013, respectively. As of December 31, 2014, $10,574 is included in accounts payable and accrued expenses, related party on the December 31, 2014, balance sheet.

As of December 31, 2014, the Company owes its Chief Technology Officer $108,000 for accrued and unpaid fees and is included in accounts payable and accrued expenses, related parties.

Note 7 – Stockholders’ Deficit

Deferred Equity Compensation

During the year ended December 31, 2013, the Company’s CFO was issued 520,754 shares of common stock. The common stock was valued at $260,377, equal to $0.50 per share, the same value as the most recent sales of common stock. The Company amortized the deferred equity compensation over the twelve month term, and has included $216,981 and $43,395, respectively, in stock compensation expense for the years ended December 31, 2014 and 2013.

Common Stock

On June 7, 2013, the Company amended its’ Articles of Incorporation to increase the number of authorized shares to 17,500,000 of common stock, par value $.01 per share.

On June 20, 2013, the Company amended its’ Articles of Incorporation to increase the number of authorized shares to 100,000,000 consisting of 95,000,000 shares of common stock, par value $0.01 per share and 5,000,000 shares of preferred stock. The preferred stock may be created in any number of series and issued from time to time, with such designations, preferences, rights and restrictions as shall be stated in resolutions adopted by the Board of Directors.

On June 30, 2013, the Company issued 11,748 shares of common stock for services. The Company recorded an expense of $5,874 for the issuance, based on a per share price in recent private placements of $0.50 per share. Also on June 30, 2013 the Company issued 4,500 shares of common stock in payment of accounts payable of $2,250. The shares were issued at $0.50 per share.

From July 2013 to September 2013, pursuant to a Private Placement Memorandum (“PPM”) the Company sold 740,000 shares of common stock for $0.50 per share for gross proceeds of $370,000.

On September 30, 2013, the Company issued 100,000 shares of common stock in settlement of accrued and unpaid legal fees of $49,995. The shares were issued at $0.50 per share.

On October 7, 2013, the Company issued 867,923 shares of common stock to Venture Equity for the services of Mr. Barry Hollander as CFO of the Company (see note 6).

On November 18, 2013, the Company amended its Articles of Incorporation to increase the number of authorized shares to 115,000,000 consisting of 100,000,000 shares of common stock, par value $0.01 per share and 15,000,000 shares of preferred stock, par value $0.01 per share.

On June 18, 2014, pursuant to a consulting agreement, the Company issued 911,233 shares of common stock to Makena (see note 9). During the year ended December 31, 2014, the Company recorded an expense of $455,617 for the issuance, based on a per share price in the most recent private placements of $0.50 per share.

On December 12, 2014, the Company issued 10,000 shares of common stock in satisfaction of consulting services provided. During the year ended December 31, 2014, the Company recorded an expense of $5,000 for the issuance, based on a per share price in the most recent private placements of $0.50 per share.

Also on December 12, 2014, the Company issued 10,000 shares of common stock to two employees in recognition for services performed in the past. Each received 5,000 shares of common stock under the Company’s 2011 Stock Option/Issuance Plan. The Company recorded an expense of $5,000 for the issuance, based on a per share price in the most recent private placements of $0.50 per share.

Series A Preferred Stock

On October 7, 2013, the Board of Directors of the Company authorized the filing of a Certificate of Designation establishing Series A Convertible Preferred Stock (the “Series A Preferred Stock”) and authorized 3,500,000 shares be available for issuance. Each share of Series A Preferred Stock shall be convertible at the option of the Holder thereof and without the payment of additional consideration by the Holder thereof, at any time, into shares of Common Stock at a conversion rate of two (2) shares of Common Stock for every one (1) share of Series A Preferred Stock and holders of Series A Preferred Stock shall have the right to cast fifteen (15) votes for each share held of record on all matters submitted to a vote of holders of the Corporation’s common stock, including the election of directors, and all other matters as required by law. The holders of Series A Preferred Stock shall vote together with all other classes and series of common stock of the Corporation as a single class on all actions to be taken by the common stock holders of the Corporation except to the extent that voting as a separate class or series is required by law.

On October 23, 2013, the Company executed a Patent Purchase Agreement with Mr. Bulat. Pursuant to the Patent Purchase Agreement, the Company issued 3,500,000 shares of Series A Preferred Stock. The Company recorded an expense of $3,483,325 for the year ended December 31, 2013, and has included $16,675 (the inventor’s cost basis) in patents pending on the consolidated balance sheet presented herein. The amounts were based on the conversion feature of the Series A Preferred Stock, whereby the holder, in his sole discretion is entitled to convert the 3,500,000 shares of Series A Preferred Stock to 7,000,000 shares of Company common stock. The Company valued the common stock at $0.50 per share, the same value as the most recent sales of common stock.

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

Because the Series B convertible preferred stock is convertible into a variable number of shares of the Company’s stock, determined with referenced to a fixed dollar amount, the fair value of the conversion option, which approximates its intrinsic value, is required to be presented as a liability. Accordingly, $179,667 is presented as Series B convertible preferred stock obligation, a liability on the accompanying consolidated balance sheets as of December 31, 2014. The excess of the fair value of the conversion option over the proceeds received was recorded as interest expense of $44,917 for the year ended December 31, 2014.

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

A summary of the plans as of December 31, 2014 is as follows:

Plan	Authorized	Granted	Available
2007	1,500,000	515,000	985,000
2011	10,000,000	3,747,360	6,252,460

A summary of the activity of options for the years ended December 31, 2014 and 2013 is as follows:

	Options	Weighted- Average exercise price	Weighted- Average grant date fair value	Weighted- Average remaining term
Balance January 1, 2013	10,746,903	$1.28
Options granted	171,561	$1.25	$1.11
Options cancelled	(6,356,327)	$1.27

Outstanding as of December 31, 2013	4,562,137	$1.28		6.75
Options expired	(299,777)
Outstanding as of December 31, 2014	4,262,360	$1.28		6.22
Exercisable at December 31, 2014	4,251,185	$1.28		6.22

As of December 31, 2014, there are options to purchase 11,661 shares of common stock that have not vested. Upon their vesting, expecting to occur through December 31, 2015, the Company will realize future expenses of $13,498.

The fair value for the options granted during the years ended December 31, 2014 and 2013 were estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions:

2013
Expected volatility	81%
Expected dividend yield	0%
Expected life (in years)	4
Risk free interest rate	.7%

During the years ended December 31, 2014 and 2013, the Company recorded stock based compensation expense related to stock options of $109,629 and $274,367 respectively.

Note 8 – Income Taxes

Deferred income taxes reflect the net tax effects of operating loss and tax credit carry forwards and temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Due to the uncertainty of the Company’s ability to realize the benefit of the deferred tax assets, the deferred tax assets are fully offset by a valuation allowance at December 31, 2014, and December 31, 2013.

Income tax expense for 2014 and 2013 is as follows:

	2014	2013

Current:
Federal	$—	$—
State	—	—

	—	—

Deferred:
Federal	(304,501)	(210,597)
State	(50,208)	(34,749)
Change in Valuation allowance		245,346
	$—	$—

The following is a summary of the Company’s deferred tax assets at December 31, 2014 and 2013:

	2014	2013

Deferred Tax Assets:
Net operating losses	$481,599	$364,842
Accounts payable	379,013	151,625
Net deferred tax assets	860,612	516,467
Deferred Tax Liabilities:
Accounts receivable	(45,727)	(46,587)
Depreciation and amortization	(12,575)	(22,070)
Net Deferred Tax Liabilities	(58,302)	(68,658)
Valuation allowance	802,310	(447,809)
	$—	$—

A reconciliation between the expected tax expense (benefit) and the effective tax rate for the years ended December 31, 2014 and 2013 are as follows:

	2014	2013

Statutory federal income tax rate	34%	34%
State taxes, net of federal income tax	5.61%	5.61%
Effect of change in valuation allowance	(21.01%)	(5.19%)
Non-deductible expenses	(18.60%)	(34.42%)
	0%	0%

As of December 31, 2014, the Company had a tax net operating loss carry forward of approximately $1,214,000. Any unused portion of this carry forward expires in 2030. Utilization of this loss may be limited in the event of an ownership change pursuant to IRS Section 382.

Note 9 – Commitments and Contingencies

Employment Agreements

On June 20, 2011, the Company entered into a two year employment agreement with Mr. Brian Lane, our Chief Executive Officer (Mr. Lane resigned October 27, 2014, see note 6). The agreement, as amended, provided for a base salary of $12,708 per month, annual incentive bonuses based on the Company’s performance in achieving prescribed revenue and earnings before interest and taxes (“EBIT”) targets, and discretionary bonuses.  The amended agreement further provided for a grant of options to acquire 2,000,000 shares of common stock of the Company. Effective June 20, 2013, the Company further amended Mr. Lane’s employment agreement, extending the term through December 31, 2013 and agreed to issue 2,000,000 shares of common stock and cancelled the options. Effective November 1, 2103, the board also agreed to compensate Mr. Lane (Chief Executive Officer) up to $250,000 per annum beginning January 1, 2014, however Mr. Lane and the Company had agreed that he will continue to be paid at his previous annual salary of $152,500. Included in salaries and management fees for the years ended December 31, 2014 and 2013, is $148,315 and $127,954, respectively.

On November 1, 2013, the Board also agreed to enter into an employment agreement with Mr. Bulat (Chief Innovations Officer) for an annual salary up to $300,000 effective January 1, 2014. The Company and Mr. Bulat agreed to accrue $10,000 per month for the year ended December 31, 2014 and agreed to increase the annual compensation to the full amount at a later date. The corresponding liability is included in accounts payable and accrued expenses, related party as of December 31, 2014.

On October 27, 2014, Mr. Brian Lane (“Lane”) resigned as CEO of the Company. Mr. Lane remains a member of the Board of Directors of the Company. On October 29, 2014, the Company and Mr. Lane entered into a Resignation and Separation Agreement (the “RSA”). Pursuant to the RSA, the Company has agreed to provide consideration to Mr. Lane of $58,856 in fourteen bi-weekly payments of approximately $4,204. The consideration included wages accrued and unpaid as of October 24, 2014. Mr. Lane’s resignation was not due to any disagreement with the Company, the Board or the Company’s management. As of December 31, 2014, the balance owed Mr. Lane is $37,837 for unpaid salary and severance and is included in accounts payable and accrued expenses related parties.

On October 30, 2014, the Board of Directors of the Company appointed Mr. Paul Bulat (“Bulat”) as the interim Chief Executive Officer. Mr. Bulat currently also serves as the Chairman of the Board and the Chief Innovations Officer of the Company. There will be no additional compensation due Mr. Bulat and the terms and conditions of his employment agreement as CIO remain in effect (see note 6).

Consulting Agreements

On April 15, 2014, the Company entered into a three month Consulting Agreement with a consultant (the “Consultant”) to assist the Company regarding the formation of strategic relationships with existing and new identified technology companies. Additionally, the Consultant worked with the executive management team in developing market strategies and comprehensive video conferencing technology solution offerings including the bundling of these technologies, working with ADOL’s partner on developing licensing packages, creating new sales proposal formats for consultation services and technologies/products, and assisting with the development and placement of products and services. The Company agreed to compensate the Consultant $100 per hour, for a minimum of 40 hours per week, for these services, which may be paid, at the option of the Company, in the form of cash or equity consideration. The parties extended the Agreement through July 31, 2014, at which time the Agreement was terminated. For the year ended December 31, 2014, the Company recorded expenses of $102,500 pursuant to this agreement. On August 18, 2014, the Consultant and the Company entered into a Debt Settlement and Release Agreement, whereby the Company agreed to issue and the Consultant agreed to accept 136,667 shares of the Company’s Series B Preferred Stock as full settlement of the $102,500 due the Consultant.

Effective June 1, 2013, the Company entered into a consulting agreement with Venture Equity, LLC (“Venture Equity”), whereby Venture Equity will assist the Company in their seeking to become a public company. The Company issued 347,169 shares of common stock and agreed to pay Venture Equity $5,000 per month. On October 7, 2013, the Company appointed Mr. Hollander as the Chief Financial Officer of the Company, and effective on November 1, 2013 (the “Effective date”) agreed to issue Mr. Hollander or his assigns an additional 520,754 shares of common stock of the Company and increased the monthly fee to $8,000. Pursuant to these agreements, Mr. Hollander earned 50% of the additional shares on the nine month anniversary of the Effective Date and earned 50% on the one year anniversary of the Effective Date. As of December 31, 2014, the balance owed Mr. Hollander related to the monthly compensation is $21,000 and is included in accounts payable and accrued expenses related party.

On June 7, 2013, the Company entered into a consulting agreement with Makena Investment Advisors, LLC. (“Makena”). Pursuant to the one year agreement Makena will assist the Company in its efforts to seek to become a public company, including but not limited to consulting in the preparation of a private placement memorandum, assisting and consulting on the preparation of a registration statement and other consulting services. The Company has agreed to compensate Makena $50,000 and 911,233 shares of the Company’s common stock. Makena began to provide the services in April 2013 and the Company has recorded $37,500 and $12,500 in consulting expenses for the cash portion for the years ended December 31, 2013 and December 31, 2014, respectively, and $455,617 for the equity portion (See note 7) for the year ended December 31, 2014.

On November 13, 2013, the Company entered into a nine month Placement Agent and Advisory Services Agreement (“PAASA”) with Monarch Bay Securities, LLC (“MBS”). Pursuant to the PAASA, the Company has agreed to pay MBS a retainer of $30,000 and to pay a Success Fee comprised of: a) cash equal to 8% of the gross proceeds raised in a Financing (as defined in the PAASA) including proceeds received from the exercise of any warrants issued in any Financing and b)a warrant to purchase 8% of the total number of shares issued by the Company in connection with the Financing, including the shares issued upon conversion of an exercise of the securities sold in a Financing. The warrant will be issued at an exercise price equal to the purchase price per share sold in the Financing, or in the event that securities convertible into common stock are sold in the Financing, at the conversion price of such securities. The warrant issued to MBS also contains a cashless provision. The Board of Directors of the Company authorized MBS to raise up to Three Million Dollars ($3,000,000) by the sale of Four Million shares (4,000,000) of Series B Convertible Redeemable Preferred Stock, at $0.75 per share. Pursuant to the terms of the PAASA, on May 6, 2014, the Company notified MBS that the Company was terminating the PAASA. MBS has not concluded a Financing and the Company has not incurred any additional expenses.

Lease Agreements

The Company utilizes office space in Fairhaven, Massachusetts that is leased from a third party by SLEA, the tenant of the space. There was no formal agreement between the Company and SLEA through December 31, 2014. For the years ended December 31, 2014 and 2013, the Company recorded rent expense of $35,281 (net of a reimbursement from SLEA of $35,281) and $9,558, respectively. The 2013 expense was related to a lease for a satellite office for PDRx (terminated July 2013).

Litigation

There are no material proceedings pending or threatened against ADOL. PDRx is a plaintiff in a law suit against HealthBridge Management, Inc. (“Healthbridge”) for non-payment of monies owed for services rendered. HealthBridge has answered the claim with a countersuit against PDRx. The outcome is unknown, legal expenses have been incurred and additional expenses will be forthcoming. The Company does not believe that the disposition or ultimate resolution of existing claims or lawsuits will have a material adverse effect on the business or financial condition of the Company. When and if it appears probable in management's judgment that the Company would incur monetary damages or other costs in connection with any claims or proceedings, and such costs can be reasonably estimated, liabilities will be recorded in the financial statements and charges will be recorded against earnings.

Note 10 – Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As of December 31, 2014 the Company had an accumulated deficit of $16,064,010 and a working capital deficit of $983,723. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

