Form 10-Q
period 2015-03-31
AMERICAN DOCTORS ONLINE, INC.
filed 2015-05-15
CIK 1164191

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015.

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The number of shares outstanding of registrant’s $0.01 par value Common Stock, as of May 13, 2015, was 12,192,408 shares.

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not deemed to represent an all-inclusive means of identifying forward-looking statements as denoted in this quarterly report on Form 10-Q. Additionally, statements concerning future matters are forward-looking statements.

Although forward-looking statements in this quarterly report on Form 10-Q reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the fiscal year ended December 31, 2014, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this quarterly report on Form 10-Q and in other reports that we file with the Securities and Exchange Commission (the “SEC”). You are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this quarterly report on Form 10-Q.

We file reports with the SEC. The SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us. You can also read and copy any materials we file with, or furnish to, the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this quarterly report on Form 10-Q, except as required by law. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this quarterly report, which are designed to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

AMERICAN DOCTORS ONLINE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2015	2014
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$24,375	$49,898
Accounts receivable	84,032	103,602
Prepaid expenses	7,625	—
Total current assets	116,032	153,500

Patents Pending	144,267	122,889
Patents, net of accumulated amortization of $40,098 (2015) and $38,779 (2014)	47,499	48,818
Furniture, fixtures and equipment, net of accumulated depreciation of $190,901 (2015) and $186,622 (2014)	15,496	19,775

Total assets	$323,294	$344,982

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$701,823	$607,221
Accounts payable and accrued expenses, related party	309,979	297,411
Series B convertible preferred stock obligation	179,667	179,667
Deferred rent	46,817	52,924
Total current liabilities	1,238,286	1,137,223

Convertible notes payable, shareholder	114,055	119,055

Total liabilities	$1,352,341	$1,256,278

Commitment and Contingencies (Note 9)

Deficit:
Preferred stock, $0.01 par value; 15,000,000 shares authorized, Series A Convertible Preferred Stock, $0.01 par value, 3,500,000 shares authorized; 3,500,000 shares issued and outstanding	35,000	35,000
Common stock, $0.01 par value; 100,000,000 shares authorized; 12,192,408 shares issued and outstanding	121,923	121,923
Additional paid-in capital	17,418,683	17,408,041
Accumulated deficit	(16,194,797)	(16,064,010)

Total company stockholders' equity	1,380,809	1,500,954

Less noncontrolling interest	(2,409,856)	(2,412,250)

Total Deficit	(1,029,047)	(911,296)

Total Liabilities and Stockholders' Deficit	$323,294	$344,982

See notes to unaudited condensed consolidated financial statements.

AMERICAN DOCTORS ONLINE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	The three months ended March 31,
	2015	2014

Fee revenue, net	$118,959	$121,321

Operating expenses:
Salaries and management fees (including stock compensation expenses of $10,642 (2015) and $94,312 (2014))	84,437	204,932
Rent and occupancy costs	14,628	20,922
Travel and entertainment	1,384	7,287
Professional and consulting fees	113,963	148,404
Insurance	6,793	15,083
Depreciation and amortization	5,597	6,202
Other general and administrative	17,436	40,838

Total operating expenses	244,238	443,668

Operating loss	(125,279)	(322,347)

Other Expense:
Interest expense	(1,300)	(1,066)
Interest expense, stockholder	(1,814)	(2,030)

Total other expense	(3,114)	(3,096)

Net loss	(128,393)	(325,443)

Less net income attributable to noncontrolling interest	2,394	4,907
Net loss attributable to American Doctors Online, Inc.	$(130,787)	$(330,350)

Basic and diluted loss attributable to American Doctors Online, Inc. common stockholders, per share	$(0.01)	$(0.03)

Weighted average number of common shares outstanding, Basic and diluted	12,192,408	11,261,175

See notes to unaudited condensed consolidated financial statements.

AMERICAN DOCTORS ONLINE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(128,393)	$(325,443)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	5,597	6,202
Stock based compensation	10,642	94,312
Change in operating assets and liabilities:
(Increase) decrease in prepaid expenses	(7,625)	12,500
Decrease in accounts receivable	19,570	14,672
Increase in accounts payable and accrued expenses	94,603	95,556
Decrease in deferred rent	(6,107)	—
Increase in accounts payable and accrued expenses, related parties	12,568	41,031
Net cash provided by (used in) operating activities	855	(61,170)

Cash flows from investing activities:
Payment of patent pending costs	(21,378)	(11,787)
Net cash used in investing activities	(21,378)	(11,787)

Cash flows from financing activities:
Repayments on convertible notes, related party	(5,000)	—
Net cash used in financing activities	(5,000)	—

Net decrease in cash and cash equivalents	(25,523)	(72,957)

Cash and cash equivalents, Beginning	49,898	96,782

Cash and cash equivalents, Ending	$24,375	$23,825

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

See notes to unaudited condensed consolidated financial statements.

American Doctors Online

Notes to Condensed Consolidated Financial Statements

March 31, 2015

(Unaudited)

Note 1 - Organization

Business

American Doctors Online, Inc. (the “Company” or “ADOL”) was formed in the State of Delaware on September 17, 1999. ADOL owns four U.S. patents and has three pending patent applications. These patents cover the essential core processes required for the delivery of telehealth and telemedicine services. The Company’s business model is to license to telehealth and/or telemedicine providers one or more of the Company’s patents pursuant to non-exclusive agreements with terms and conditions similar to other licensing agreements involving medical related intellectual property (“IP”). The Company believes its’ IP includes the fundamental methodologies inherent to the provision of telehealth and/or telemedicine. During the three months ended March 31, 2015, the Company filed a Nonprovisional Utility Patent Application titled Athletic Helmet with Magnetic System. The Company plans to form a wholly owned subsidiary for IP not directly related to its’ telehealth and/or telemedicine IP.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present the financial position, results of operations and cash flows for the stated periods have been made. Except as described below, these adjustments consist only of normal and recurring adjustments. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. These condensed financial statements should be read in conjunction with a reading of the Company’s consolidated financial statements and notes thereto included in the Company’s Form 10-K annual report filed with the Securities and Exchange Commission (“SEC”) on April 9, 2015. Interim results of operations for the three months ended March 31, 2015 are not necessarily indicative of future results for the full year.

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

Variable Interest Entity

The Company determined that it was the primary beneficiary of PDRx based primarily on qualitative factors. Specifically, PDRx was formed at the direction of the Company. PDRx is managed and effectively controlled, other than related to the provision of medical services, by the Company through common ownership, and a substantial portion of PDRx revenues accrue to the Company in the form of management fees. The carrying value of the assets and liabilities of PDRx included in the accompanying condensed consolidated balance sheets as of March 31, 2015 and December 31, 2014 are as follows:

4

	2015	2014
Cash	$15,149	$9,977
Accounts receivable	72,242	89,252
Prepaid Expenses	2,625	—
Total current assets	90,016	99,229
Property and equipment, net	650	825
Total assets	$90,666	$100,054

Accounts payable and accrued liabilities	$522,153	$441,424
Due to related party	87,800	78,800
Total current liabilities	$609,953	$520,224

Emerging Growth Company

We qualify as an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”), for complying with new or revised accounting standards. As an emerging growth company, we can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reported period. Actual results could differ from those estimates. Significant estimates include the valuation of stock-based compensation, the allowance for doubtful accounts and impairment of patents.

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

Accounts Receivable

Pursuant to licenses entered into by PDRx and their customers, the Company bills the customer monthly and records the corresponding accounts receivable due from its licensees. The Company extends credit of up to forty five (45) days from invoice date. The Company provides allowance for losses through a provision for losses charged to expenses. Receivables are charged against the allowance for losses when management believes collectability of the principal is unlikely. The allowance is an amount that management believes will be adequate to absorb estimated losses on existing receivables, based on evaluation of the collectability of the accounts and prior loss experience. While management uses the best information available to make its evaluations, this estimate is susceptible to significant change in the near term. The Company has not recorded an allowance for losses as of March 31, 2015 and December 31, 2014, as management deemed all accounts receivable to be collectible.

Patents

The Company capitalizes legal fees and filing costs associated with the development and filing of its patents. Patents are generally amortized over an estimated useful life of 17 years using the straight-line method beginning on the issue date. Amortization expense of $1,319 and $1,290 was recorded during the three months ended March 31, 2015 and 2014, respectively.

Property and Equipment

Property and equipment are stated at cost, and depreciation is provided by use of straight-line methods over the estimated useful lives of the assets. The estimated useful lives of property and equipment are as follows:

Office equipment and furniture	5 years
Computer hardware and software	3 years

The Company's property and equipment consisted of the following at March 31, 2015 and December 31, 2014:

	March 31,	December 31,
	2015	2014
Furniture and Equipment	$191,597	$191,597
Software	14,800	14,800
Accumulated depreciation	(190,901)	(186,622)
Balance	$15,496	$19,775

Depreciation expense of $4,278 and $4,912 was recorded for the three months ended March 31, 2015 and 2014, respectively.

Revenue Recognition

The Company recognizes revenue in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605, Revenue Recognition. ASC 605 requires that following four basic criteria are met (1) persuasive evidence of an arrangement exists, (2) delivery of products and services has occurred, (3) the fee is fixed or determinable and (4) collectability is reasonably assured.

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

Earnings (Loss) Per Share

The Company reports earnings (loss) per share in accordance with ASC 260, "Earnings per Share." Basic earnings (loss) per share is computed by dividing net income (loss), after deducting preferred stock dividends accumulated during the period, by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net loss by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. The following potentially dilutive securities for the three months ended March 31, 2015 and 2014 were not included in the calculation of diluted loss per share because their impact was anti-dilutive.

	March 31,
	2015	2014
2007 Option Plan	515,000	515,000
2011 Option Plan	3,747,360	3,747,360
Class A Preferred Stock	7,000,000	7,000,000
Class B Preferred Stock	93,333	—
Convertible Notes	114,055	104,055
	11,469,748	11,366,415

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

Note 3 – Patents

Patents as of March 31, 2015 consist of the following:

Gross carrying amount	$87,597
Accumulated amortization	(40,098)
Net carrying amount	$47,499

A reconciliation as March 31, 2015, of the net carrying amount of the Company’s Patent Rights is as follows:

Balance – December 31, 2014	$48,818
Amortization	(1,319)
Balance – March 31, 2015	$47,499

As of March 31, 2015, Patent Rights are expected to be amortized over the remaining lives as follows:

Twelve Months Ending March 31,
2016	4,472
2017	4,472
2018	4,472
2019	4,472
2020	4,472
Thereafter	25,139
$47,499

Note 4 – Sales Concentration and Concentration of Credit Risk

Cash

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company maintains cash balances at one financial institution, which is insured by the Federal Deposit Insurance Corporation (“FDIC”). The Company has not experienced any losses in such accounts.

Sales and Accounts Receivable

Following is a summary of customers who accounted for more than ten percent (10%) of the Company’s revenues for the three months ended March 31, 2015 and 2014 and the accounts receivable balance as of March 31, 2015:

Customer	Sales % Three Months Ended March 31, 2014	Sales % Three Months Ended March 31, 2015	Accounts Receivable Balance as of March 31, 2015
A	39.23%	40.05%	$30,764
B	30.52%	21.74%	$19,000

Note 5 – Convertible Notes Payable, Stockholder

During the year ended December 31, 2013, the Company issued six convertible promissory notes to its Chairman, Dr. Bulat (the “Bulat Notes”) for $105,055 in the aggregate and the Company repaid $1,000. During the year ended December 31, 2014, the Company issued two additional promissory notes to Dr. Bulat for $15,000 in the aggregate. During the three months ended March 31, 2015, the Company repaid $5,000 on the Bulat Notes. As of December 31, 2014 and March 31, 2015, the balance of the Bulat Notes was $119,055 and $114,055, respectively. The notes mature on the third anniversary of their issuance (the “Maturity Date”) and carry a per annum interest rate of 5%. The Notes automatically convert on the nine month anniversary following the effectiveness of the Company becoming a public company (the “Conversion Date”) at a conversion price equal to the average closing bid price over the five consecutive days immediately preceding the Conversion Date.

Note 6 – Related Party Transactions

For the three months ended March 31, 2015 and 2014, the Company incurred rent expense of $11,534 and $20,922, respectively, on behalf of St. Luke’s Emergency Associates (“SLEA”). Dr. Paul Bulat, the Company’s founder and Chairman is the President of SLEA. In consideration of $52,924 received on December 19, 2014, the Company entered into a Lease Assignment with SLEA, whereas the Company has agreed to accept assignment of the lease on behalf of SLEA. The Company is amortizing $2,036 monthly through March 2017, the remaining life of the lease.

For the three months ended March 31, 2015 and 2014, the Company recorded interest expense, stockholder of $1,814 and $2,030, respectively. As of March 31, 2015, accrued interest of $12,388 is owed to the stockholder and is included in accounts payable and accrued expenses, related parties.

Effective June 1, 2013, the Company entered into a consulting agreement with Venture Equity, LLC, a company founded by Mr. Barry Hollander which offers financial and business and consulting services, and agreed to compensate Venture Equity or his assigns $5,000 per month and to issue 347,169 shares of common stock.

Effective on November 1, 2013 (the “Effective date”), the Company appointed Mr. Hollander as the Chief Financial Officer of the Company, and agreed to issue Mr. Hollander or his assigns 520,754 additional shares of common stock of the Company, and increased the monthly compensation to $8,000. Pursuant to this appointment, Mr. Hollander earned 50% of the additional shares on the nine month anniversary of the Effective Date and earned 50% on the one year anniversary of the Effective Date. Accordingly, the 520,754 shares of common stock, with a value of $260,377 were initially recorded as deferred equity compensation. The Company valued the common stock at $0.50 per share, the same value as the then most recent sales of common stock. The Company amortized the deferred equity compensation over the twelve month term, and has included $216,981 and $43,395, respectively, in stock compensation expense for the years ended December 31, 2014 and 2013. As of March 31, 2015, the balance owed Mr. Hollander related to the monthly compensation is $11,500 and is included in accounts payable and accrued expenses related parties.

The Board also agreed to enter into an employment agreement with Mr. Bulat (Chief Innovations Officer) for an annual salary up to $300,000 effective January 1, 2014. The Company and Mr. Bulat agreed to accrue $10,000 per month for the year ended December 31, 2014 and agreed to increase the annual compensation to the full amount at a later date. Included in salaries and management fees for the three months ended March 31, 2015 and 2014 is $120,000, included in accounts payable and accrued expenses related party.

On October 27, 2014, Mr. Brian Lane (“Lane”) resigned as CEO of the Company. Mr. Lane remains a member of the Board of Directors of the Company. On October 29, 2014, the Company and Mr. Lane entered into a Resignation and Separation Agreement (the “RSA”). Pursuant to the RSA, the Company has agreed to provide consideration to Mr. Lane of $58,856 in fourteen bi-weekly payments of approximately $4,204. The consideration included wages accrued and unpaid as of October 24, 2014. Mr. Lane’s resignation was not due to any disagreement with the Company, the Board or the Company’s management. Included in salaries and management fees for the three months ended March 31, 2014, is $37,691. As of March 31, 2015, the balance owed Mr. Lane is $10,091 for unpaid salary and severance and is included in accounts payable and accrued expenses related parties.

During the year ended December 31, 2013, the Company issued six convertible promissory notes to its Chairman, Dr. Bulat (the “Bulat Notes”) for $105,055 in the aggregate and the Company repaid $1,000. During the year ended December 31, 2014, the Company issued two additional promissory notes to Dr. Bulat for $15,000 in the aggregate. During the three months ended March 31, 2015, the Company repaid $5,000 on the Bulat Notes. As of December 31, 2014 and March 31, 2015, the balance of the Bulat Notes was $119,055 and $114,055, respectively. The notes mature on the third anniversary of their issuance (the “Maturity Date”) and carry a per annum interest rate of 5%. The Notes automatically convert on the nine month anniversary following the effectiveness of the Company becoming a public company (the “Conversion Date”) at a conversion price equal to the average closing bid price over the five consecutive days immediately preceding the Conversion Date.

As of March 31, 2015 and March 31, 2014, the Company owes its Chief Technology Officer $126,000 and $54,000, respectively, for accrued and unpaid fees and is included in accounts payable and accrued expenses, related parties.

Note 7 – Stockholders’ Deficit

Deferred Equity Compensation

During the year ended December 31, 2013, the Company’s CFO was issued 520,754 shares of common stock. The common stock was valued at $260,377, equal to $0.50 per share, the same value as the most recent sales of common stock. The Company amortized the deferred equity compensation over the twelve month term, and has included $65,094 in stock compensation expense for the three months ended March 31, 2014.

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

Because the Series B convertible preferred stock is convertible into a variable number of shares of the Company’s stock, determined with referenced to a fixed dollar amount, the fair value of the conversion option, which approximates its intrinsic value, is required to be presented as a liability. Accordingly, $179,667 is presented as Series B convertible preferred stock obligation, a liability on the accompanying consolidated balance sheets as of March 31, 2015 and December 31, 2014.

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

A summary of the plans as of March 31, 2015 is as follows:

Plan	Authorized	Granted	Available
2007	1,500,000	515,000	985,000
2011	10,000,000	3,747,360	6,252,640

A summary of the activity of options for the three months ended March 31, 2015 is as follows:

	Options	Weighted- Average exercise price	Weighted- Average remaining term
Balance January 1, 2015	4,262,360	$1.28
Outstanding balance as of January 1, 2015 and March 31, 2015	4,262,360	$1.28	5.97
Exercisable at March 31, 2015	4,260,138	$1.28	5.97

As of March 31, 2015, there are options to purchase 2,222 shares of common stock that have not vested. Upon their vesting, expecting to occur through December 31, 2015, the Company will realize future expenses of $2,856.

During the three months ended March 31, 2015 and 2014, the Company recorded stock based compensation expense related to stock options of $10,642 and $29,218, respectively.

Note 8 – Income Taxes

Deferred income taxes reflect the net tax effects of operating loss and tax credit carry forwards and temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Due to the uncertainty of the Company’s ability to realize the benefit of the deferred tax assets, the deferred tax assets are fully offset by a valuation allowance at March 31, 2015 and December 31, 2014.

As of March 31, 2015, the Company had a tax net operating loss carry forward of approximately $1,214,000. Any unused portion of this carry forward expires in 2030. Utilization of this loss may be limited in the event of an ownership change pursuant to IRS Section 382.

Note 9 – Commitments and Contingencies

Employment Agreements

One June 20, 2011, the Company entered into a two year employment agreement with Mr. Brian Lane, our Chief Executive Officer (Mr. Lane resigned October 27, 2014, see note 6). The agreement, as amended, provided for a base salary of $12,708 per month, annual incentive bonuses based on the Company’s performance in achieving prescribed revenue and earnings before interest and taxes (“EBIT”) targets, and discretionary bonuses.  The amended agreement further provided for a grant of options to acquire 2,000,000 shares of common stock of the Company. Effective June 20, 2013, the Company further amended Mr. Lane’s employment agreement, extending the term through December 31, 2013 and agreed to issue 2,000,000 shares of common stock and cancelled the options. Effective November 1, 2103, the board also agreed to compensate Mr. Lane (Chief Executive Officer) up to $250,000 per annum beginning January 1, 2014, however Mr. Lane and the Company had agreed that he will continue to be paid at his previous annual salary of $152,500. Included in salaries and management fees for the three months ended March 31, 2014, is $37,691, respectively.

On November 1, 2013, the Board also agreed to enter into an employment agreement with Mr. Bulat (Chief Innovations Officer) for an annual salary up to $300,000 effective January 1, 2014. The Company and Mr. Bulat agreed to accrue $10,000 per month for the year ended December 31, 2014 and agreed to increase the annual compensation to the full amount at a later date. The corresponding liability is included in accounts payable and accrued expenses, related party as of March 31, 2015.

On October 27, 2014, Mr. Brian Lane (“Lane”) resigned as CEO of the Company. Mr. Lane remains a member of the Board of Directors of the Company. On October 29, 2014, the Company and Mr. Lane entered into a Resignation and Separation Agreement (the “RSA”). Pursuant to the RSA, the Company has agreed to provide consideration to Mr. Lane of $58,856 in fourteen bi-weekly payments of approximately $4,204. The consideration included wages accrued and unpaid as of October 24, 2014. Mr. Lane’s resignation was not due to any disagreement with the Company, the Board or the Company’s management. As of March 31, 2015, the balance owed Mr. Lane is $10,091 for unpaid salary and severance and is included in accounts payable and accrued expenses related parties.

On October 30, 2014, the Board of Directors of the Company appointed Mr. Paul Bulat (“Bulat”) as the interim Chief Executive Officer. Mr. Bulat currently also serves as the Chairman of the Board and the Chief Innovations Officer of the Company. There will be no additional compensation due Mr. Bulat and the terms and conditions of his employment agreement as CIO remain in effect (see note 6).

Consulting Agreements

Effective June 1, 2013, the Company entered into a consulting agreement with Venture Equity, LLC (“Venture Equity”), whereby Venture Equity will assist the Company in their seeking to become a public company. The Company issued 347,169 shares of common stock and agreed to pay Venture Equity $5,000 per month. On October 7, 2013, the Company appointed Mr. Hollander as the Chief Financial Officer of the Company, and effective on November 1, 2013 (the “Effective date”) agreed to issue Mr. Hollander or his assigns an additional 520,754 shares of common stock of the Company and increased the monthly fee to $8,000. Pursuant to these agreements, Mr. Hollander earned 50% of the additional shares on the nine month anniversary of the Effective Date and earned 50% on the one year anniversary of the Effective Date. As of March 31, 2015, the balance owed Mr. Hollander related to the monthly compensation is $11,500 and is included in accounts payable and accrued expenses related party.

On June 7, 2013, the Company entered into a consulting agreement with Makena Investment Advisors, LLC. (“Makena”). Pursuant to the one year agreement Makena will assist the Company in its efforts to seek to become a public company, including but not limited to consulting in the preparation of a private placement memorandum, assisting and consulting on the preparation of a registration statement and other consulting services. The Company has agreed to compensate Makena $50,000 and 911,233 shares of the Company’s common stock. Makena began to provide the services in April 2013 and the Company has recorded $12,500 in consulting expenses for the cash portion for the three months ended March 31, 2014.

Lease Agreements

The Company utilizes office space in Fairhaven, Massachusetts that is leased from a third party by SLEA, the tenant of the space. In consideration of $52,924 received on December 19, 2014, the Company entered into a Lease Assignment with SLEA, whereas the Company has agreed to accept assignment of the lease on behalf of SLEA and is amortizing $2,036 monthly through March 2017, the remaining life of the lease. For the three months ended March 31, 2015 and 2014, the Company recorded rent expense of $11,534 and $20,922, respectively.

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

Note 10 – Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As of March 31, 2015 the Company had an accumulated deficit of $16,194,797 and a working capital deficit of $1,122,254. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

For the three months ended March 31, 2015 compared to the three months ended March 31, 2014

Revenues

Revenues for the three months ended March 31, 2015 and 2014 were $118,959 and $121,321, respectively, and were comprised of the following:

	Three months ended March 31,
	2015	2014
Telemedicine	$97,599	$102,740
Consulting	6,900	3,246
Other Services	14,460	15,335
Total	$118,959	$121,321

Operating Expenses

Operating expenses were $244,238 for the three months ended March 31, 2015 compared to $443,668 for the three months ended March 31, 2014 and were comprised of the following:

	Three months ended March 31,
	2015	2014
Administration and management fees	$73,795	$110,620
Stock compensation expense	10,642	94,312
Professional and consulting fees	113,963	148,404
Rent and occupancy costs	14,628	20,922
Travel and entertainment	1,384	7,287
Insurance	6,793	15,083
Depreciation and amortization	5,597	6,202
General and other administrative	17,436	40,838
	$244,238	$443,668

Included in administrative and management fees for the three months ended March 31, 2015 and 2014 is $30,000 and $24,000 in management fees for Mr. Bulat and our CFO, respectively. Also included in administration and management fees for the three months ended March 31, 2015 is $19,795 in administrative salaries compared to $56,620 for the three months ended March 31, 2014. The decrease in 2015 is a result of the Company’s CEO resigning during the year ended December 31, 2014.

	Three months ended March 31,
	2015	2014
Salary, former CEO, resigned October 2014	$—	$37,691
Management Fees	54,000	54,000
Salary, Other	19,795	18,929
	$73,795	$110,620

Stock compensation expense is comprised of the following:

	Three months ended March 31,
	2015	2014
Amortization of 2011 stock option grants	$—	$10,029
Amortization of 2012 stock option grants	5,849	14,395
Amortization of 2013 stock option grants	4,793	4,794
Amortization of deferred equity compensation(1)	—	65,094
	$10,642	$94,312

(1) During 2013, the Company issued 867,924 shares of common stock to the CFO, of which 347,170 shares immediately vested and 520,754 shares were initially recorded as deferred equity compensation. The shares of common stock were valued at $0.50 per share. The 2014 expense represents the amortization of the shares issued in 2013.

Professional and consulting fees were $113,963 for the three months ended March 31, 2015 compared to $148,404 for the three months ended March 31, 2014 and is comprised of the following:

	Three months ended March 31,
	2015	2014
Outside services fees	$104,763	$107,108
Consulting fees	—	12,500
Legal fees	1,475	27,046
Accounting fees	7,725	1,750
	$113,963	$148,404

Outside services fees include fees accrued for our Chief Medical Officer of $18,000, Assistant Chief Medical Officer of $14,700 and Chief Technology Officer of $18,000. Also included in outside services are cost associated with providing physical examinations of $8,712 for the three months ended March 31, 2015 compared to $10,905 for the three months ended March 31, 2014.

Consulting fees for the three months ended March 31, 2014 were comprised of fees related to preparing the Company to become publicly traded of $12,500.

Legal fees for the three months ended March 31, 2014 were higher primarily due to the costs associated with the Company’s lawsuit against Healthbridge Management, Inc and general legal matters. Accounting fees were higher for the three months ended March 31, 2015 primarily due to the Company’s year-end audit.

General and other administrative costs for the three months ended March 31, 2015 were $17,436 compared to $40,838 for the three months ended March 31, 2014. Expenses for the three months ended March 31, 2015 include payroll costs of $6,598, internet and software costs of $4,798, office supplies and expense of $2,661 and $3,379 of other general and administrative costs.

Net Loss

For the three months ended March 31, 2015 and 2014, our net loss was $128,393 and $325,443, respectively. The decrease in net loss in 2015 was due primarily to the decrease in total operating expenses.

Capital Resources and Liquidity

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. As of March 31, 2015, we had cash and cash equivalents of $24,375, a decrease of $25,523 from $49,898 as of December 31, 2014. As of March 31, 2015, the Company had $116,032 in current assets, consisting of $24,375 in cash, $84,032 in accounts receivable and $7,625 in prepaid assets. As of March 31, 2015, the Company had $1,238,286 in current liabilities consisting of accounts payable and accrued expenses of $701,823, accounts payable and accrued expense, related party of $309,979, Series B convertible preferred stock obligation of $179,667 and deferred rent expense of $46,817. Long term debt is comprised of convertible notes of $114,055 payable to our Chairman for loans made to the Company or expenses paid on behalf of the Company (the “Bulat Notes”). The Bulat Notes accrue interest at 5% per year and are due on their three year anniversary (the “Maturity Date”) of the issuance date.

Operating Activities

Net cash provided by operating activities was $855 for the three months ended March 31, 2015 compared to net cash used in operating activities of $61,170 for the three months ended March 31, 2014. The net loss for the three months ended March 31, 2015 of $128,393 was impacted by non-cash items of stock-based compensation of $10,642 and amortization and depreciation expenses of $5,597. Changes in operating assets and liabilities were comprised of an increase of $7,625 in prepaid expenses, a decrease in accounts receivable of $19,570, an increase in accounts payable and accrued expenses of $94,603, an increase in accounts payable and accrued expenses, related party of $12,568 and a decrease in deferred rent expense of $6,107.

Negative cash flow from operations for 2014 was due to the net loss of $325,443, decreases of $12,500 and $14,672 in prepaid expenses and accounts receivable, respectively, offset by the non-cash stock-based compensation of $94,312, amortization and depreciation expenses of $6,202, an increase in accounts payable and accrued expenses of $95,556 and an increase in accounts payable and accrued expenses, related party of $41,031.

Investing Activities

Net cash used in investing activities was $21,378 compared to $11,787 for the three months ended March 31, 2015 and 2014, respectively. The cash flows from investing activities during the three months ended March 31, 2015 and 2014 were due to costs associated with the Company’s pending patents.

Financing Activities

Net cash used in financing activities was $5,000 for the three months ended March 31, 2015 and was comprised of repayments on convertible notes due to a related party.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As of March 31, 2015 the Company had an accumulated deficit of $16,194,797 and a working capital deficit of $1,122,254. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The unaudited consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Critical Accounting Policies

We have identified the following policies below as critical to our business and results of operations. Our reported results are impacted by the application of the following accounting policies, certain of which require management to make subjective or complex judgments. These judgments involve making estimates about the effect of matters that are inherently uncertain and may significantly impact quarterly or annual results of operations. For all of these policies, management cautions that future events rarely develop exactly as expected, and the best estimates routinely require adjustment. Specific risks associated with these critical accounting policies are described in the following paragraphs.

Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present the financial position, results of operations and cash flows for the stated periods have been made. Except as described below, these adjustments consist only of normal and recurring adjustments. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. These condensed financial statements should be read in conjunction with a reading of the Company’s consolidated financial statements and notes thereto included in the Company’s Form 10-K annual report filed with the Securities and Exchange Commission (“SEC”) on April 9, 2015. Interim results of operations for the three months ended March 31, 2015 are not necessarily indicative of future results for the full year.

Variable Interest Entity

The Company determined that it was the primary beneficiary of PDRx based primarily on qualitative factors. Specifically, PDRx was formed at the direction of the Company. PDRx is managed and effectively controlled, other than related to the provision of medical services, by the Company through common ownership, and a substantial portion of PDRx revenues accrue to the Company in the form of management fees. The carrying value of the assets and liabilities of PDRx included in the accompanying condensed consolidated balance sheets as of March 31, 2015 and December 31, 2014 are as follows:

	2015	2014
Cash	$15,149	$9,977
Accounts receivable	72,242	89,252
Prepaid Expenses	2,625
Total current assets	90,016	99,229
Property and equipment, net	650	825
Total assets	$90,666	$100,054

Accounts payable and accrued liabilities	$522,153	$441,424
Due to related party	87,800	78,800
Total current liabilities	$609,953	$520,224

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reported period. Actual results could differ from those estimates. Significant estimates include the valuation of stock-based compensation, the allowance for doubtful accounts and impairment of patents.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original term of three months or less to be cash equivalents.

Patents

The Company capitalizes legal fees and filing costs associated with the development and filing of its patents. Patents are generally amortized over an estimated useful life of 17 years using the straight-line method beginning on the issue date. Amortization expense of $1,319 and $1,290 was recorded during the three months ended March 31, 2015 and 2014, respectively.

Property and Equipment

Property and equipment are stated at cost, and depreciation is provided by use of straight-line methods over the estimated useful lives of the assets. The estimated useful lives of property and equipment are as follows:

Office equipment and furniture	5 years
Computer hardware and software	3 years

The Company's property and equipment consisted of the following at March 31, 2015 and December 31, 2014:

	March 31,	December 31,
	2015	2014
Furniture and Equipment	$191,597	$191,597
Software	14,800	14,800
Accumulated depreciation	(190,901)	(186,622)
Balance	$15,496	$19,775

Depreciation expense of $4,278 and $4,912 was recorded for the three months ended March 31, 2015 and 2014, respectively.

Revenue Recognition

The Company recognizes revenue in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605, Revenue Recognition. ASC 605 requires that following four basic criteria are met (1) persuasive evidence of an arrangement exists, (2) delivery of products and services has occurred, (3) the fee is fixed or determinable and (4) collectability is reasonably assured.

Earnings (Loss) Per Share

The Company reports earnings (loss) per share in accordance with ASC 260, "Earnings per Share." Basic earnings (loss) per share is computed by dividing net income (loss), after deducting preferred stock dividends accumulated during the period, by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net loss by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. The following potentially dilutive securities for the three months ended March 31, 2015 and 2014 were not included in the calculation of diluted loss per share because their impact was anti-dilutive.

	March 31,
	2015	2014
2007 Option Plan	515,000	515,000
2011 Option Plan	3,747,360	3,747,360
Class A Preferred Stock	7,000,000	7,000,000
Class B Preferred Stock	93,333	—
Convertible Notes	114,055	104,055
	11,469,748	11,366,415

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“the Exchange Act”)) that are designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC. This information is accumulated to allow our management to make timely decisions regarding required disclosure. Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report and they determined that our disclosure controls and procedures were not effective as of March 31, 2015 due to a control deficiency. During the period we did not have additional personnel to allow segregation of duties to ensure the completeness or accuracy of our information. Due to the size and operations of the Company, we are unable to remediate this deficiency until we acquire or merge with another company.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. Other Information

Item 1. Legal Proceedings

We are not a party to any material litigation, nor to the knowledge of management, is any litigation threatened against us that may materially affect us.

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Act of 1934 and are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

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

* Filed herewith.

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of this quarterly report on Form 10-Q for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 15, 2015

AMERICAN DOCTORS ONLINE, INC.

By:   /s/ Paul Bulat

Paul Bulat

Interim Chief Executive Officer (principal executive officer)

By:   /s/ Barry Hollander

Barry Hollander

Chief Financial Officer (principal financial and accounting officer)

