Form 10-Q
period 2015-06-30
AMERICAN DOCTORS ONLINE, INC.
filed 2015-08-12
CIK 1164191

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015.

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

The number of shares outstanding of registrant’s $0.01 par value Common Stock, as of August 12, 2015, was 12,192,408 shares.

AMERICAN DOCTORS ONLINE, INC.

FORM 10-Q

Quarterly Period Ended June 30, 2015

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

AMERICAN DOCTORS ONLINE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2015	2014
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$45,783	$49,898
Accounts receivable	56,006	103,602
Prepaid assets	15,402	—
Total current assets	117,191	153,500

Patents Pending	153,071	122,889
Patents, net of accumulated amortization of $41,417 (2015) and $38,779 (2014)	46,180	48,818
Furniture, fixtures and equipment, net of accumulated depreciation of $194,972 (2015) and $186,622 (2014)	11,425	19,775

Total assets	$327,867	$344,982

LIABILITIES AND DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$795,749	$607,221
Accounts payable and accrued expenses, related party	337,860	297,411
Series B convertible preferred stock obligation	179,667	179,667
Deferred rent	40,711	52,924
Total current liabilities	1,353,987	1,137,223

Convertible notes payable, stockholder	119,055	119,055

Total liabilities	1,473,042	1,256,278

Commitment and Contingencies (Note 9)

Deficit:
Preferred stock, $0.01 par value; 15,000,000 shares authorized, Series A Convertible Preferred Stock, $0.01 par value, 3,500,000 shares authorized; 3,500,000 shares issued and outstanding	35,000	35,000
Common stock, $0.01 par value; 100,000,000 shares authorized; 12,192,408 shares issued and outstanding	121,923	121,923
Additional paid-in capital	17,424,972	17,408,041
Accumulated deficit	(16,320,633)	(16,064,010)

Total company stockholders' equity	1,261,262	1,500,954

Less noncontrolling interest	(2,406,437)	(2,412,250)

Total deficit	(1,145,175)	(911,296)

Total liabilities and stockholders' deficit	$327,867	$344,982

See notes to unaudited condensed consolidated financial statements.

AMERICAN DOCTORS ONLINE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2015	2014	2015	2014
Fee revenue, net	$120,361	$125,457	$239,320	$246,778

Operating expenses:
Salaries and management fees (including stock compensation expenses of $6,289 and $16,931 for the three and six months ended June 30, 2015, respectively, and $94,311 and $188,624 for the three and six months ended June 30, 2014, respectively)	79,559	204,827	163,996	409,759
Professional and consulting fees (including stock compensation expense of $455,617 for the three and six months ended June 30, 2014)	118,319	692,279	232,282	840,683
Advertising and marketing	—	1,559	—	1,559
Rent and occupancy costs	14,210	21,510	28,838	42,432
Travel and entertainment	2,202	16,579	3,586	23,866
Insurance	4,652	15,117	11,445	30,200
Depreciation and amortization	5,391	5,878	10,987	12,081
Other general and administrative	16,160	14,864	33,599	55,701

Total operating expenses	240,493	972,613	484,733	1,416,281

Operating loss	(120,132)	(847,156)	(245,413)	(1,169,503)

Other Expense:
Interest expense	(814)	(9,844)	(2,114)	(10,910)
Interest expense, stockholder	(1,471)	(521)	(3,285)	(2,551)

Total other expense	(2,285)	(10,365)	(5,399)	(13,461)

Net loss	(122,417)	(857,521)	(250,812)	(1,182,964)

Less net income attributable to noncontrolling interest	3,419	11,272	5,812	16,179
Net loss attributable to American Doctors Online, Inc.	$(125,836)	$(868,793)	$(256,624)	$(1,199,143)

Basic and diluted loss attributable to American Doctors Online, Inc. common stockholders, per share	$(0.01)	$(0.08)	$(0.02)	$(0.11)

Weighted average number of common shares outstanding Basic and diluted	12,192,409	11,382,685	12,192,409	11,321,925

See notes to unaudited condensed consolidated financial statements.

AMERICAN DOCTORS ONLINE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(250,812)	$(1,182,964)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Non cash interest expense series B convertible preferred stock	—	8,750
Depreciation and amortization	10,987	12,081
Stock based compensation	16,931	644,241
Change in operating assets and liabilities:
(Increase) decrease in prepaid expenses	(15,402)	12,500
Decrease in accounts receivable	47,596	14,776
Increase in accounts payable and accrued expenses	188,528	294,211
Decrease in deferred rent	(12,213)	—
Increase in accounts payable and accrued expenses, related parties	40,452	91,552
Net cash provided by (used in) operating activities	26,067	(104,853)

Cash flows from investing activities:
Payment of patent pending costs	(30,182)	(12,969)
Net cash used in investing activities	(30,182)	(12,969)

Cash flows from financing activities:
Proceeds from sale of Series B Preferred Stock	—	26,250
Proceeds from the issuance of convertible notes, related party	5,000	—
Repayments on convertible notes, related party	(5,000)	—
Net cash provided by financing activities	—	26,250

Net decrease in cash and cash equivalents	(4,115)	(91,572)

Cash and cash equivalents, Beginning	49,898	96,782

Cash and cash equivalents, Ending	$45,783	$5,210

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$2,159
Cash paid for income taxes	$—	$—

See notes to unaudited condensed consolidated financial statements.

AMERICAN DOCTORS ONLINE, INC.

Notes to Condensed Consolidated Financial Statements

June 30, 2015

(Unaudited)

Note 1 - Organization

Business

American Doctors Online, Inc. (the “Company” or “ADOL”) was formed in the State of Delaware on September 17, 1999. ADOL owns four U.S. patents and has three pending patent applications. These patents cover the essential core processes required for the delivery of telehealth and telemedicine services. The Company’s business model is to license to telehealth and/or telemedicine providers one or more of the Company’s patents pursuant to non-exclusive agreements with terms and conditions similar to other licensing agreements involving medical related intellectual property (“IP”). The Company believes its’ IP includes the fundamental methodologies inherent to the provision of telehealth and/or telemedicine. On February 18, 2015, the Company filed a Nonprovisional Utility Patent Application titled Athletic Helmet with Magnetic System. The Company plans to form a wholly owned subsidiary for IP not directly related to its’ telehealth and/or telemedicine IP.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present the financial position, results of operations and cash flows for the stated periods have been made. Except as described below, these adjustments consist only of normal and recurring adjustments. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. These condensed financial statements should be read in conjunction with a reading of the Company’s consolidated financial statements and notes thereto included in the Company’s Form 10-K annual report filed with the Securities and Exchange Commission (“SEC”) on April 9, 2015. Interim results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of future results for the full year.

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

Variable Interest Entity

The Company determined that it was the primary beneficiary of PDRx based primarily on qualitative factors. Specifically, PDRx was formed at the direction of the Company. PDRx is managed and effectively controlled, other than related to the provision of medical services, by the Company through common ownership, and a substantial portion of PDRx revenues accrue to the Company in the form of management fees. The carrying value of the assets and liabilities of PDRx included in the accompanying condensed consolidated balance sheets as of June 30, 2015 and December 31, 2014 are as follows:

5

	2015	2014
Cash	$39,184	$9,977
Accounts receivable	47,634	89,252
Prepaid expenses	1,750	—
Total current assets	88,568	99,229
Property and equipment, net	475	825
Total assets	$89,043	$100,054

Accounts payable	$601,611	$441,424
Due to related party	96,800	78,800
Total current liabilities	$698,411	$520,224

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

Accounts Receivable

Pursuant to licenses entered into by PDRx and their customers, the Company bills the customer monthly and records the corresponding accounts receivable due from its licensees. The Company extends credit of up to forty five (45) days from invoice date. The Company provides allowance for losses through a provision for losses charged to expenses. Receivables are charged against the allowance for losses when management believes collectability of the principal is unlikely. The allowance is an amount that management believes will be adequate to absorb estimated losses on existing receivables, based on evaluation of the collectability of the accounts and prior loss experience. While management uses the best information available to make its evaluations, this estimate is susceptible to significant change in the near term. The Company has not recorded an allowance for losses as of June 30, 2015 and December 31, 2014, as management deemed all accounts receivable to be collectible.

Patents

The Company capitalizes legal fees and filing costs associated with the development and filing of its patents. Patents are generally amortized over an estimated useful life of 17 years using the straight-line method beginning on the issue date. Amortization expense of $1,319 and $2,638 was recorded during the three and six months ended June 30, 2015, respectively, and $1,290 and $2,579 for the three and six months ended June 30, 2014, respectively.

Property and Equipment

Property and equipment are stated at cost, and depreciation is provided by use of straight-line methods over the estimated useful lives of the assets. The estimated useful lives of property and equipment are as follows:

Office equipment and furniture	5 years
Computer hardware and software	3 years

The Company's property and equipment consisted of the following at June 30, 2015 and December 31, 2014:

	June 30,	December 31,
	2015	2014
Furniture and Equipment	$191,597	$191,597
Software	14,800	14,800
Accumulated depreciation	(194,972)	(186,622)
Balance	$11,425	$19,775

Depreciation expense of $4,072 and $8,350 was recorded for the three and six months ended June 30, 2015, respectively, and $4,589 and $9,501 for the three and six months ended June 30, 2014, respectively.

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

Earnings (Loss) Per Share

The Company reports earnings (loss) per share in accordance with ASC 260, "Earnings per Share." Basic earnings (loss) per share is computed by dividing net income (loss), after deducting preferred stock dividends accumulated during the period, by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net loss by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. The following potentially dilutive securities for the six months ended June 30, 2015 and 2014 were not included in the calculation of diluted loss per share because their impact was anti-dilutive.

	June 30,
	2015	2014
2007 Option Plan	515,000	515,000
2011 Option Plan	3,747,360	3,747,360
Class A Preferred Stock	7,000,000	7,000,000
Class B Preferred Stock	93,333	93,333
Convertible Notes	119,055	104,055
	11,474,748	11,459,748

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

Note 3 – Patents

Patents as of June 30, 2015 consist of the following:

Gross carrying amount	$87,597
Accumulated amortization	(41,417)
Net carrying amount	$46,180

A reconciliation as June 30, 2015, of the net carrying amount of the Company’s Patent Rights is as follows:

Balance – December 31, 2014	$48,818
Amortization	(2,638)
Balance – June 30, 2015	$46,180

As of June 30, 2015, Patent Rights are expected to be amortized over the remaining lives as follows:

Twelve Months Ending June 30,
2016	4,472
2017	4,472
2018	4,472
2019	4,472
2020	4,472
Thereafter	23,820
$46,180

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

Sales and Accounts Receivable

Following is a summary of customers who accounted for more than ten percent (10%) of the Company’s revenues for the three and six months ended June 30, 2015 and 2014 and the accounts receivable balance as of June 30, 2015:

	2014		2015
Customer	Sales % Three Months Ended June 30,	Sales % Six Months Ended June 30,	Sales % Three Months Ended June 30,	Sales % Six Months Ended June 30,	Accounts Receivable Balance as of June 30, 2015
A	38%	38.6%	37.7%	38.8%	$16,266
B	32.2%	31.4%	30.4%	30.7%	$15,894
C	—	—	13.7%	—	$8,372

Note 5 – Convertible Notes Payable, Stockholder

For the six months ended June 30, 2015 and the year ended December 31, 2014, the Company’s Chairman, Dr. Bulat, loaned the Company various amounts for Company expenses, included in accrued liabilities, related. The notes mature on the third anniversary of their issuance (the “Maturity Date”) and carry a per annum interest rate of 5%. The Notes automatically convert on the nine month anniversary following the effectiveness of the Company becoming a public company (the “Conversion Date”) at a conversion price equal to the average closing bid price over the five consecutive days immediately preceding the Conversion Date. Interest expense of $1,471 and $3,285 was recorded for the three and six months ended June 30, 2015. The activity for the six months ended June 30, 2015 is as follows:

June 30,
2015
Beginning balance	$119,055
Loans	5,000
Payments	(5,000)
Ending Balance	$119,055

Note 6 – Related Party Transactions

For the three and six months ended June 30, 2015, the Company incurred rent expense of $11,534 and $23,068, respectively compared to $14,359 and $35,281 for the three and six months ended June 30, 2014, respectively, on behalf of St. Luke’s Emergency Associates (“SLEA”). Dr. Paul Bulat, the Company’s founder and Chairman is the President of SLEA. In consideration of $52,924 (recorded as deferred rent on the balance sheets herein) received on December 19, 2014, the Company entered into a Lease Assignment with SLEA, whereas the Company has agreed to accept assignment of the lease on behalf of SLEA. The Company is amortizing $2,036 of the deferred rent monthly through March 2017, the remaining life of the lease.

For the three and six months ended June 30, 2015, the Company recorded interest expense, stockholder of $1,471 and $3,285, respectively, compared to $521 and $2,551 for the three and six months ended June 30, 2014, respectively. As of December 31, 2014 and June 30, 2015, accrued interest of $10,574 and $13,860, respectively, is owed to the stockholder and is included in accounts payable and accrued expenses, related party.

Effective on November 1, 2013 (the “Effective date”), the Company appointed Mr. Hollander as the Chief Financial Officer of the Company, and agreed to issue Mr. Hollander or his assigns 520,754 additional shares of common stock of the Company, and increased the monthly compensation to $8,000. Pursuant to this appointment, Mr. Hollander earned 50% of the additional shares on the nine month anniversary of the Effective Date and earned 50% on the one year anniversary of the Effective Date. Accordingly, the 520,754 shares of common stock, with a value of $260,377 were initially recorded as deferred equity compensation. The Company valued the common stock at $0.50 per share, the same value as the then most recent sales of common stock. The Company amortized the deferred equity compensation over the twelve month term, and has included $65,094 and $130,188, respectively, in stock compensation expense for the three and six months ended June 30, 2014, respectively.

The Board also agreed to enter into an employment agreement with Mr. Bulat (Chief Innovations Officer) for an annual salary up to $300,000 effective January 1, 2014. The Company and Mr. Bulat agreed to accrue $10,000 per month for the year ended December 31, 2014 and agreed to increase the annual compensation to the full amount at a later date. Included in salaries and management fees for the three and six months ended June 30, 2015 and 2014 is $30,000 and $60,000, respectively. As of June 30, 2015 ($180,000) and December 31, 2014, ($120,000) is included in accounts payable and accrued expenses related party.

On October 27, 2014, Mr. Brian Lane (“Lane”) resigned as CEO of the Company. Mr. Lane remains a member of the Board of Directors of the Company. On October 29, 2014, the Company and Mr. Lane entered into a Resignation and Separation Agreement (the “RSA”). Pursuant to the RSA, the Company has agreed to provide consideration to Mr. Lane of $58,856 in fourteen bi-weekly payments of approximately $4,204. The consideration included wages accrued and unpaid as of October 24, 2014. Mr. Lane’s resignation was not due to any disagreement with the Company, the Board or the Company’s management. As of December 31, 2014 and June 30, 2015, the balance owed Mr. Lane was $37,837 and $0 for unpaid salary and severance.

For the six months ended June 30, 2015 and the year ended December 31, 2014, the Company’s Chairman, Dr. Bulat, loaned the Company various amounts for Company expenses, included in accrued liabilities, related. The notes mature on the third anniversary of their issuance (the “Maturity Date”) and carry a per annum interest rate of 5%. The Notes automatically convert on the nine month anniversary following the effectiveness of the Company becoming a public company (the “Conversion Date”) at a conversion price equal to the average closing bid price over the five consecutive days immediately preceding the Conversion Date. Interest expense of $1,471 and $3,285 was recorded for the three and six months ended June 30, 2015. The activity for the six months ended June 30, 2015 is as follows:

June 30,
2015
Beginning balance	$119,055
Loans	5,000
Payments	(5,000)
Ending Balance	$119,055

As of June 30, 2015 and December 31, 2014 the Company owes its Chief Technology Officer $144,000 and $108,000, respectively, for accrued and unpaid fees and is included in accounts payable and accrued expenses, related parties.

Note 7 – Stockholders’ Deficit

Deferred Equity Compensation

During the year ended December 31, 2013, the Company’s CFO was issued 520,754 shares of common stock. The common stock was valued at $260,377, equal to $0.50 per share, the same value as the most recent sales of common stock. The Company amortized the deferred equity compensation over the twelve month term, and has included $65,094 and $130,188 in stock compensation expense for the three and six months ended June 30, 2014, respectively.

Common Stock

On June 18, 2014, pursuant to a consulting agreement, the Company issued 911,233 shares of common stock to Makena (see Note 9). The Company recorded an expense of $455,617 for the three and six months ended June 30, 2014, respectively, for the issuance, based on a per share price in the most recent private placements of $0.50 per share.

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

The Series B Preferred Stock and any accrued and unpaid dividends thereon shall, with respect to rights on liquidation, winding up and dissolution, rank senior to the common stock, par value $0.01 per share (the “Common Stock”) issued and outstanding of the Company and the Series A Preferred Stock (“Series A Preferred Stock”) issued and outstanding.

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

Because the Series B convertible preferred stock is convertible into a variable number of shares of the Company’s stock, determined with referenced to a fixed dollar amount, the fair value of the conversion option, which approximates its intrinsic value, is required to be presented as a liability. As of June 30, 2014 and December 31, 2014, $179,667 is presented as Series B convertible preferred stock obligation, a liability on the accompanying consolidated balance sheets. The excess of the fair value of the conversion option over the proceeds received was recorded as interest expense of $8,750 for the six months ended June 30, 2014.

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

A summary of the plans as of June 30, 2015 is as follows:

Plan	Authorized	Granted	Available
2007	1,500,000	515,000	985,000
2011	10,000,000	3,747,360	6,252,640

A summary of the activity of options for the six months ended June 30, 2015 is as follows:

	Options	Weighted- Average exercise price	Weighted- Average grant date fair value	Weighted- Average remaining term
Balance January 1, 2015	4,262,360	$1.28
Outstanding as of June 30, 2015	4,262,360	$1.28		5.72
Exercisable at June 30, 2015	4,260,138	$1.28		5.72

As of June 30, 2015, there are options to purchase 2,222 shares of common stock that have not vested. Upon their vesting, expected to occur through December 31, 2015, the Company will realize future expenses of $2,856.

During the three and six months ended June 30, 2015, the Company recorded stock based compensation expense related to stock options of $6,289 and $16,931, respectively, compared to $29,218 and $58,436 for the three and six months ended June 30, 2014, respectively.

Note 8 – Income Taxes

Deferred income taxes reflect the net tax effects of operating loss and tax credit carry forwards and temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Due to the uncertainty of the Company’s ability to realize the benefit of the deferred tax assets, the deferred tax assets are fully offset by a valuation allowance at June 30, 2015, and December 31, 2014.

As of June 30, 2015, the Company had a tax net operating loss carry forward of approximately $1,214,000. Any unused portion of this carry forward expires in 2030. Utilization of this loss may be limited in the event of an ownership change pursuant to IRS Section 382.

Note 9 – Commitments and Contingencies

Employment Agreements

One June 20, 2011, the Company entered into a two year employment agreement with Mr. Brian Lane, our Chief Executive Officer (Mr. Lane resigned October 27, 2014, see Note 6). The agreement, as amended, provided for a base salary of $12,708 per month, annual incentive bonuses based on the Company’s performance in achieving prescribed revenue and earnings before interest and taxes (“EBIT”) targets, and discretionary bonuses.  The amended agreement further provided for a grant of options to acquire 2,000,000 shares of common stock of the Company. Effective June 20, 2013, the Company further amended Mr. Lane’s employment agreement, extending the term through December 31, 2013 and agreed to issue 2,000,000 shares of common stock and cancelled the options. Effective November 1, 2013, the board also agreed to compensate Mr. Lane (Chief Executive Officer) up to $250,000 per annum beginning January 1, 2014, however Mr. Lane and the Company had agreed that he will continue to be paid at his previous annual salary of $152,500. Included in salaries and management fees for the three and six months ended June 30, 2014, is $38,478 and $76,169, respectively.

On November 1, 2013, the Board also agreed to enter into an employment agreement with Mr. Bulat (Chief Innovations Officer) for an annual salary up to $300,000 effective January 1, 2014. The Company and Mr. Bulat agreed to accrue $10,000 per month for the year ended December 31, 2014 and agreed to increase the annual compensation to the full amount at a later date. The corresponding liability is included in accounts payable and accrued expenses, related party as of June 30, 2015.

On October 27, 2014, Mr. Brian Lane (“Lane”) resigned as CEO of the Company. Mr. Lane remains a member of the Board of Directors of the Company. On October 29, 2014, the Company and Mr. Lane entered into a Resignation and Separation Agreement (the “RSA”). Pursuant to the RSA, the Company has agreed to provide consideration to Mr. Lane of $58,856 in fourteen bi-weekly payments of approximately $4,204. The consideration included wages accrued and unpaid as of October 24, 2014. Mr. Lane’s resignation was not due to any disagreement with the Company, the Board or the Company’s management. As of June 30, 2015, the balance owed Mr. Lane is $-0- for unpaid salary and severance.

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

Effective June 1, 2013, the Company entered into a consulting agreement with Venture Equity, LLC (“Venture Equity”), whereby Venture Equity will assist the Company in their seeking to become a public company. The Company issued 347,169 shares of common stock and agreed to pay Venture Equity $5,000 per month. On October 7, 2013, the Company appointed Mr. Hollander as the Chief Financial Officer of the Company, and effective on November 1, 2013 (the “Effective date”) agreed to issue Mr. Hollander or his assigns an additional 520,754 shares of common stock of the Company and increased the monthly fee to $8,000. Pursuant to these agreements, Mr. Hollander earned 50% of the additional shares on the six month anniversary of the Effective Date and earned 50% on the one year anniversary of the Effective Date. As of June 30, 2015, the balance owed Mr. Hollander related to the monthly compensation is $11,000 and is included in accounts payable and accrued expenses related party.

On June 7, 2013, the Company entered into a consulting agreement with Makena Investment Advisors, LLC. (“Makena”). Pursuant to the one year agreement Makena will assist the Company in its efforts to seek to become a public company, including but not limited to consulting in the preparation of a private placement memorandum, assisting and consulting on the preparation of a registration statement and other consulting services. The Company has agreed to compensate Makena $50,000 and 4.99% of the Company’s common stock outstanding prior to the filing of a registration statement or any transaction that results in a change of control of the Company. Makena began to provide the services in April 2013 and the Company recorded $12,500 in consulting expenses for the six months ended June 30, 2014.

Lease Agreements

The Company utilizes office space in Fairhaven, Massachusetts that is leased from a third party by SLEA, the tenant of the space. In consideration of $52,924 (recorded as deferred rent on the Company’s balance sheet) received on December 19, 2014, the Company entered into a Lease Assignment with SLEA, whereas the Company has agreed to accept assignment of the lease on behalf of SLEA and is amortizing $2,036 of the deferred rent as a reduction in rent expense, monthly through March 2017, the remaining life of the lease. For the three and six months ended June 30, 2015, the Company recorded rent expense of $11,534 and $23,068, respectively, compared to $14,359 and $35,281 for the three and six months ended June 30, 2014, respectively.

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

Note 10 – Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As of June 30, 2015 the Company had an accumulated deficit of $16,320,633 and a working capital deficit of $1,236,796. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Results of Operations

For the three and six months ended June 30, 2015 compared to the three and six months ended June 30, 2014

Revenues

Revenues for the three and six months ended June 30, 2015 were $120,361 and $239,320, respectively, compared to $125,457 and $246,778 for the three and six months ended June 30, 2014, respectively and was comprised of the following:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Telemedicine	$96,691	$101,737	$194,290	$204,477
Consulting	9,235	6,960	16,135	10,206
Other Services	14,435	16,760	28,895	32,095
Total	$120,361	$125,457	$239,320	$246,778

Operating Expenses

Operating expenses were $240,493 and $484,733, respectively, for the three and six months ended June 30, 2015 compared to $972,613 and $1,416,281 for the three and six months ended June 30, 2014, respectively. The expenses were comprised of the following:

	Three months ended June 30,		Six months ended June 30,
Description	2015	2014	2015	2014
Administration and management fees	$73,270	$110,516	$147,065	$221,135
Stock compensation expense, management	6,289	94,311	16,931	188,624
Stock compensation expense, other	—	455,617	—	455,617
Professional and consulting fees	118,319	236,662	232,282	385,066
Rent and occupancy costs	14,210	21,510	28,838	42,432
Travel and entertainment	2,202	16,579	3,586	23,866
Insurance	4,652	15,117	11,445	30,200
Depreciation and amortization	5,391	5,878	10,987	12,081
General and other administrative	16,160	16,423	33,599	57,260
Total	$240,493	$972,613	$484,733	$1,416,281

Administrative salaries and management fees are comprised of the following:

	Three months ended June 30,		Six months ended June 30,
Description	2015	2014	2015	2014
Salary, former CEO, resigned October 2014	$—	$38,478	$—	$76,169
Management fees	54,000	54,000	108,000	108,000
Salary, other	19,270	18,038	39,065	36,966
	$73,270	$110,516	$147,065	$221,135

Included in administrative and management fees for the three and six months ended June 30, 2015 is $30,000 and $60,000, respectively, in management fees for Mr. Bulat and $24,000 and $48,000, respectively, to our CFO. Also included in administration and management fees for the three and six months ended June 30, 2015 is $19,270 and $39,065, respectively, in administrative salaries.

Included in administrative and management fees for the three and six months ended June 30, 2014 is $30,000 and $60,000, respectively, in management fees for Mr. Bulat and $24,000 and $48,000, respectively, to our CFO. Also included in administration and management fees for the three and six months ended June 30, 2014 is $56,515 and $113,135, respectively, in administrative salaries. The decrease in 2015 is a result of the Company’s CEO resigning during the year ended December 31, 2014.

Stock compensation expense is comprised of the following:

	Three months ended June 30,		Six months ended June 30,
Description	2015	2014	2015		2014
Amortization of 2011 stock option grants	$—	$10,029	$		$20,058
Amortization of 2012 stock option grants	1,496	14,396		7,345	28,792
Amortization of 2013 stock option grants	4,793	4,793		9,586	9,586
Stock grants(1)	—	455,617			455,617
Amortization of deferred equity compensation(2)	—	65,094			130,188
	$6,289	$549,929		$16,931	$644,241

(1) During the six months ended June 30, 2014, the Company issued 911,233 shares of common stock pursuant to a consulting agreement. The shares were valued at $.50 per share, the most recent sales price of the Company’s common stock.

(2) During 2013, the Company issued 867,924 shares of common stock to the CFO, of which 347,170 shares immediately vested and 520,754 shares were initially recorded as deferred equity compensation. The shares of common stock were valued at $0.50 per share. The 2014 expense represents the amortization of the shares issued in 2013.

Professional and consulting fees were $118,319 and $232,282, respectively, for the three and six months ended June 30, 2015, compared to $236,662 and $385,066 for the three and six months ended June 30, 2014, respectively, and is comprised of the following:

	Three months ended June 30,		Six months ended June 30,
Description	2015	2014	2015	2014
Outside service fees	$104,811	$106,456	$209,574	$213,564
Consulting fees	—	77,800	—	90,300
Legal fees	10,508	36,656	11,983	63,702
Accounting fees	3,000	15,750	10,725	17,500
	$118,319	$236,662	$232,282	$385,066

Outside services fees for the three and six months ended June 30, 2015 and 2014 include the following:

	Three months ended June 30,		Six months ended June 30,
Description	2015	2014	2015	2014
Chief Medical Officer fees	$18,000	$18,000	$36,000	$36,000
Assistant Chief Medical Officer fees	14,700	14,700	29,400	29,400
Chief Technology Officer fees	18,000	18,000	36,000	36,000
Clinical Staff	45,450	45,700	90,801	91,203
Cost associated with providing physical examinations	8,661	10,056	17,373	20,961
	$104,811	$106,456	$209,574	$213,564

Consulting fees is primarily a result of fees accrued pursuant to a Consulting Agreement of $77,800 for three and six months ended June 30, 2014 and fees related to preparing the Company to become publicly traded of $12,500 for the six months ended June 30, 2014.

The increase in legal fees for the three and six months ended June 30, 2014 compared to the 2015 periods were primarily due to the costs associated with the Company’s lawsuit against Healthbridge Management, Inc. and general legal matters.

General and other administrative costs for the three and six months ended June 30, 2015 were $16,160 and $33,599, respectively, and $16,423 and $57,260 for three and the six months ended June 30, 2014, respectively. Significant cost include the following:

	Three months ended June 30,		Six months ended June 30,
Description	2015	2014	2015	2014
Financing fees	$—	$1,834	$—	$24,737
Payroll taxes and fees	2,579	5,310	8,238	11,824
Internet and software costs	6,499	2,592	11,298	6,096
Office supplies	2,917	2,404	5,578	6,657
Transfer agent and filing fees	2,052	—	2,349	—
Investor relations	1,497	—	2,994	—
Other general and administrative	616	4,283	3,142	7,946
Total	$16,160	$16,423	$33,599	$57,260

Net Loss

For the three and six months ended June 30, 2015, our net loss was $122,417 and $250,812, respectively compared to $857,521 and $1,182,964, respectively for the three and six months ended June 30, 2014.

Capital Resources and Liquidity

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. As of June 30, 2015, we had cash and cash equivalents of $45,783, a decrease of $4,115 from $49,898 as of December 31, 2014. As of June 30, 2015, the Company had $117,191 in current assets, consisting of $45,783 in cash, $56,006 in accounts receivable and $15,402 in prepaid assets. As of June 30, 2015, the Company had $1,353,987 in current liabilities consisting of accounts payable and accrued expenses of $795,749, accounts payable and accrued expense, related party of $337,860, Series B convertible preferred stock obligation of $179,667 and deferred rent expense of $40,711. Long term debt is comprised of convertible notes of $119,055 payable to our Chairman for loans made to the Company or expenses paid on behalf of the Company (the “Bulat Notes”). The Bulat Notes accrue interest at 5% per year and are due on their three year anniversary (the “Maturity Date”) of the issuance date.

Operating Activities

Net cash provided by operating activities was $26,067 for the six months ended June 30, 2015 compared to net cash used in operating activities of $104,853 for the six months ended June 30, 2014. The net loss for the six months ended June 30, 2015 of $250,812 was impacted by non-cash items of stock-based compensation of $16,931 and amortization and depreciation expenses of $10,987. Changes in operating assets and liabilities were comprised of an increase of $15,402 in prepaid expenses, a decrease in accounts receivable of $47,596, an increase in accounts payable and accrued expenses of $188,528, an increase in accounts payable and accrued expenses, related party of $40,452 and a decrease in deferred rent expense of $12,213.

Negative cash flow from operations for 2014 was due to the net loss of $1,182,964 reduced by decreases of $12,500 and $14,776 in prepaid expenses and accounts receivable, respectively, $8,750 of non-cash interest expense, the non-cash stock-based compensation of $644,241, amortization and depreciation expenses of $12,081, an increase in accounts payable and accrued expenses of $294,211 and an increase in accounts payable and accrued expenses, related party of $91,552.

Investing Activities

Net cash used in investing activities was $30,182 for the six months ended June 30, 2015 compared to $12,969 for the six months ended June 30, 2014 and were due to costs associated with the Company’s pending patents.

Financing Activities

Net cash used in financing activities was $-0- for the six months ended June 30, 2015. Net cash provided by financing activities was $26,250 for the six months ended June 30, 2014 and was comprised of proceeds received from the sale of Series B Preferred Stock.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As of June 30, 2015 the Company had an accumulated deficit of $16,320,633 and a working capital deficit of $1,236,796. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present the financial position, results of operations and cash flows for the stated periods have been made. Except as described below, these adjustments consist only of normal and recurring adjustments. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. These condensed financial statements should be read in conjunction with a reading of the Company’s consolidated financial statements and notes thereto included in the Company’s Form 10-K annual report filed with the Securities and Exchange Commission (“SEC”) on April 9, 2015. Interim results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of future results for the full year.

Variable Interest Entity

The Company determined that it was the primary beneficiary of PDRx based primarily on qualitative factors. Specifically, PDRx was formed at the direction of the Company. PDRx is managed and effectively controlled, other than related to the provision of medical services, by the Company through common ownership, and a substantial portion of PDRx revenues accrue to the Company in the form of management fees. The carrying value of the assets and liabilities of PDRx included in the accompanying condensed consolidated balance sheets as of June 30, 2015 and December 31, 2014 are as follows:

	2015	2014
Cash	$39,184	$9,977
Accounts receivable	47,634	89,252
Prepaid Expenses	1,750	—
Total current assets	88,568	99,229
Property and equipment, net	475	825
Total assets	$89,043	$100,054

Accounts payable and accrued liabilities	$601,611	$441,424
Due to related party	96,800	78,800
Total current liabilities	$698,411	$520,224

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

Patents

The Company capitalizes legal fees and filing costs associated with the development and filing of its patents. Patents are generally amortized over an estimated useful life of 17 years using the straight-line method beginning on the issue date. Amortization expense of $1,319 and $2,638 was recorded during the three and six months ended June 30, 2015, respectively, and $1,290 and $2,579 for the three and six months ended June 30, 2014, respectively.

Property and Equipment

Property and equipment are stated at cost, and depreciation is provided by use of straight-line methods over the estimated useful lives of the assets. The estimated useful lives of property and equipment are as follows:

Office equipment and furniture	5 years
Computer hardware and software	3 years

The Company's property and equipment consisted of the following at June 30, 2015 and December 31, 2014:

	June 30,	December 31,
	2015	2014
Furniture and Equipment	$191,597	$191,597
Software	14,800	14,800
Accumulated depreciation	(194,972)	(186,622)
Balance	$11,425	$19,775

Depreciation expense of $4,072 and $8,350, respectively was recorded for the three and six months ended June 30, 2015 compared to $4,589 and $9,501 for the three and six months ended June 30, 2014, respectively.

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

Earnings (Loss) Per Share

The Company reports earnings (loss) per share in accordance with ASC 260, "Earnings per Share." Basic earnings (loss) per share is computed by dividing net income (loss), after deducting preferred stock dividends accumulated during the period, by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net loss by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. The following potentially dilutive securities for the six months ended June 30, 2015 and 2014 were not included in the calculation of diluted loss per share because their impact was anti-dilutive.

	June 30,
	2015	2014
2007 Option Plan	515,000	515,000
2011 Option Plan	3,747,360	3,747,360
Class A Preferred Stock	7,000,000	7,000,000
Class B Preferred Stock	93,333	93,333
Convertible Notes	119,055	104,055
	11,474,748	11,459,748

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“the Exchange Act”)) that are designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC. This information is accumulated to allow our management to make timely decisions regarding required disclosure. Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report and they determined that our disclosure controls and procedures were not effective as of June 30, 2015 due to a control deficiency. During the period we did not have additional personnel to allow segregation of duties to ensure the completeness or accuracy of our information. Due to the size and operations of the Company, we are unable to remediate this deficiency until we acquire or merge with another company.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32.1*	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer
101.INS*	XBRL Instance
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Labels Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 12, 2015	AMERICAN DOCTORS ONLINE, INC.

	By:	/s/ Paul Bulat
Paul Bulat
Interim Chief Executive Officer (principal executive officer)

	By:	/s/ Barry Hollander
Barry Hollander
Chief Financial Officer (principal financial and accounting officer)